Form 10-Q
period 1993-12-31
STANDARD COMMERCIAL CORP
filed 1994-02-14
CIK 93319

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended December 31, 1993

                           Commission file number 1-9875

                                      [LOGO]

                           STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of                         I.R.S. Employer
         North Carolina                         Identification No. 13-1337610


                2201 Miller Road, Wilson, North Carolina  27893

                        Telephone Number (919) 291-5507






Former name, former address and former fiscal year, if changed since last report - Not applicable

On February 4, 1994 the registrant had outstanding 8,564,226 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.


                                                      YES   X          NO
                                                           ---             ---

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

                                                      December 31  March  31
                                                     1993     1992      1993
                                                     ----     ----      ----
ASSETS
Cash........................................... $ 31,425  $ 40,922  $ 47,552
Current receivables............................  253,529   239,558   318,645
Inventories....................................  423,916   462,404   387,997
Prepaid expenses...............................    6,105     3,784     4,739
Marketable securities at cost (approx market)..    1,917       884       869
                                               -----------------------------
    Current Assets.............................  716,892   747,552   759,802

Property, plant and equipment..................  128,461   117,670   118,772
Investment in affiliates.......................   18,920    20,244    18,559
Other assets...................................   33,746    28,771    29,234
                                               -----------------------------
    Total assets............................... $898,019  $914,237  $926,367
                                               =============================
LIABILITIES
Short-term borrowings.......................... $487,046  $474,175  $457,250
Accounts payable...............................   98,795   116,980   129,952
Taxes accrued..................................   15,508     6,096     5,305
                                               -----------------------------
    Current liabilities........................  601,349   597,251   592,507

Long-term debt.................................   58,857    49,142    59,762
Convertible subordinated debentures............   69,000    69,000    69,000
Retirement and other benefits..................   18,084    10,503    10,456
Deferred taxes.................................    8,963    22,529    24,411
Commitments and contingencies..................        -         -         -
                                               -----------------------------
    Total liabilities..........................  756,253   748,425   756,136
                                               -----------------------------
MINORITY INTERESTS.............................   19,759    17,389    18,544
                                               -----------------------------
ESOP redeemable preferred stock................    9,200     9,200     9,200
Unearned ESOP compensation.....................   (8,026)   (8,818)   (8,623)
                                               -----------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value
  Authorized shares 1,000,000;
    issued 92,005 to ESOP......................        -         -         -
Common stock, $0.20 par value
  Authorized shares 20,000,000;
    issued 10,909,523
   (December 1992 - 10,860,387;
    March 1993 - 10,863,023)...................    2,182     2,172     2,172
Additional paid-in capital.....................   34,818    33,862    33,928
Treasury stock 2,346,318 shares................     (583)     (583)     (583)
Retained earnings..............................  101,326   121,441   125,139
Cumulative translation adjustments.............  (16,910)   (8,851)   (9,546)
                                               -----------------------------
    Total shareholders' equity.................  120,833   148,041   151,110
                                               -----------------------------
    Total liabilities and equity............... $898,019  $914,237  $926,367
                                               =============================

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                     Second Quarter Ended       Nine months ended
                                              December 31             December 31
                                     --------------------       -----------------
                                           1993      1992         1993       1992
                                           ----      ----         ----       ----
Sales - tobacco....................    $148,759  $194,656     $455,442   $612,624
      - wool.......................      84,154    73,781      231,015    239,545
      - other......................       5,555     3,742       17,237     11,771
                                      -------------------------------------------
    Total sales....................     238,468   272,179      703,694    863,940
Cost of sales......................     217,308   247,386      667,229    789,928
Selling, general and
  administrative expenses..........      16,774    17,220       56,265     52,690
Other income (expense) - net.......          84       307        3,818        696
                                      -------------------------------------------
    Income (loss) before taxes.....       4,470     7,880      (15,982)    22,018
Income taxes.......................      (2,622)   (2,911)      (1,121)    (5,917)
                                      -------------------------------------------
    Income (loss) after taxes......       1,848     4,969      (17,103)    16,101
Minority interests.................      (1,623)     (233)      (2,607)      (530)
Equity in earnings of affiliates...        (637)       47       (1,151)     1,047
                                      -------------------------------------------
    Income (loss)
    - from continuing operations...        (412)    4,783      (20,861)    16,618
    - from discontinued operations.         631      (275)         592       (705)
    Income (loss) before              -------------------------------------------
      extraordinary items and
      cumulative effect of
      accounting changes...........         219     4,508      (20,269)    15,913
Extraordinary items
    - benefit of tax losses........           -         1            -        166
Cumulative effect of
    accounting changes.............           -         -           23          -
                                      -------------------------------------------
    Net income (loss)..............         219     4,509      (20,246)    16,079
ESOP preferred stock dividends
  net of tax.......................        (121)     (121)        (363)      (242)
                                      -------------------------------------------
    Net income (loss)
      applicable to common stock...          98     4,388      (20,609)    15,837

Retained earnings
  at beginning of period...........     101,960   118,105      125,139    108,890
Dividends..........................        (732)   (1,052)      (3,204)    (3,286)
                                      -------------------------------------------
Retained earnings
  at end of period.................    $101,326  $121,441     $101,326   $121,441
                                      ===========================================
Earnings (loss) per common share
  Primary
  - from continuing operations.....      $(0.06)    $0.55       $(2.48)     $1.94
  - from discontinued operations...        0.07     (0.03)        0.07      (0.08)
  - extraordinary items............           -         -            -       0.02
  - cumulative accounting changes..           -         -            -          -
                                      -------------------------------------------
  - net............................      $0.01      $0.52       $(2.41)     $1.88
  Fully diluted
  - from continuing operations.....     $(0.06)     $0.51       $(2.48)     $1.76
  - from discontinued operations...       0.07      (0.03)        0.07      (0.06)
  - extraordinary items............          -          -            -       0.01
  - cumulative accounting changes..          -          -            -          -
                                      -------------------------------------------
  - net............................      $0.01      $0.48       $(2.41)     $1.71
Average shares outstanding
 - Primary.....................      8,562,042  8,513,193    8,548,462  8,424,959
 - Fully diluted...............      8,562,042 10,902,412    8,548,462 10,726,554

Dividends per common share.......        $0.10      $0.13        $0.35      $0.39

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                         Nine months ended
                                                               December 31
                                                         -----------------
                                                           1993       1992
                                                           ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)..................................... $(20,246)   $16,079
Depreciation and amortization.........................   11,492      9,530
Minority interests....................................    2,607        530
Deferred income taxes.................................      (71)     1,488
Gain on disposition of property, plant & equipment....   (4,571)      (411)
Undistributed earnings of affiliates..................    1,689       (618)
Other.................................................     (772)      (910)
                                                      --------------------
                                                         (9,872)    25,688
Cash effect of changes in - receivables...............   47,220      7,629
                          - inventories...............  (48,174)  (147,774)
                          - current payables..........  (13,631)   (21,377)
                                                      --------------------
CASH USED FOR OPERATING ACTIVITIES....................  (24,457)  (135,834)
                                                      --------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions.............  (23,771)   (18,750)
                              - dispositions..........    8,423      1,046
Payment for business acquisitions.....................   (2,595)    (7,191)*
                                                      --------------------
CASH USED FOR INVESTING ACTIVITIES....................  (17,943)   (24,895)
                                                      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings....................   13,180     16,274
Repayment of long-term borrowings.....................  (13,306)    (8,482)
Net change in short-term borrowings...................   29,796    135,943
Cash dividends paid...................................   (3,567)    (3,528)
Other.................................................      170        163
                                                      --------------------
CASH PROVIDED BY FINANCING ACTIVITIES.................   26,273    140,370
                                                      --------------------
Decrease in cash for period...........................  (16,127)   (20,359)

Cash at beginning of period...........................   47,552     61,281
                                                      --------------------
CASH AT END OF PERIOD.................................  $31,425    $40,922
                                                      ====================
*Total price of acquisitions less $694 cash acquired..             $23,781
 Deduct noncash items:
    Series A Preferred Stock..........................               9,200
    Common Stock......................................               7,390
                                                                   -------

      Net cash cost of acquisitions...................             $ 7,191
                                                                   =======

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(bullet)Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.
These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(bullet)The interim period financial statements presented herein have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. Apart from results of discontinued operations reported herein, all such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

(bullet)Inventories for the periods shown were comprised of tobacco, wool and other as follows:

                                     December 31     March 31
             (In thousands)        1993       1992       1993
                                   ----       ----       ----
             Tobacco           $332,217   $367,543   $305,256
             Wool                90,028     87,019     75,445
             Other                1,671      7,842      7,296
                                -------    -------    -------
               Total           $423,916   $462,404   $387,997
                                =======    =======    =======

(bullet)As of December 31, 1993 there is a contingency with respect to a $17 million receivable due to a 50% owned Italian tobacco affiliate. Legal action has been initiated against the debtor and at this time management believes the Company's exposure is covered by secured assets and insurance.

(bullet)On December 30, 1993 the Company completed the sale of its Caro-Green Nursery business to Zelenka Nursery Inc. For the current quarter and nine months, Caro-Green Nursery is reported as a discontinued operation and prior period results have been restated with the following effect:

Results of Discontinued Operations         Third quarter ended  Nine months ended
(In thousands)                                     December 31        December 31
                                           -------------------  ------------------
                                            1993        1992       1993      1992
                                            ----        ----       ----      ----
Sales                                     $1,532        $675     $4,978    $3,255
                                           -----         ---      -----     -----
Pretax operating loss                          -        (416)       (59)   (1,068)
Income tax benefit from operating loss         -         141         20       363
Gain on disposal of Caro-Green Nursery,
  less income taxes of $325                  631           -        631         -
Income (loss) from                         -----         ---      -----     -----
 discontinued operations                  $  631       $(275)    $  592     $(705)
                                           =====        ====      =====     =====

(bullet)Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 Employers' Accounting for Postretirement Benefits other than Pensions, with respect to benefits provided under U.S. plans. The Company provides certain health care and life insurance benefits for substantially all of its retired salaried employees. SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as premiums were paid or claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years.
The Company has elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative, noncash effect of adopting SFAS 106 as of April 1, 1993 was an increase in accrued postretirement health care costs of $6.0 million and a decrease in net earnings of $3.7 million or $0.43 per share ($0.33 fully diluted) which has been included in the Company's statement of income for the nine months ended December 31, 1993.

The effect of adopting SFAS 106 for the December 1993 quarter and nine months was to decrease after-tax income from continuing operations by $193,000 or $0.02 per share ($0.02 fully diluted) and $579,000 or $0.07

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

per share ($0.05 fully diluted), respectively. In 1993 and 1992, the Company recognized $96,000 and $71,000, respectively, as an expense for postretirement benefits which were not funded.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of April 1, 1993 was 17% for 1993 decreasing gradually in each successive year to 6.5% in 2000, after which it remains constant. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of April 1, 1993 and net postretirement health care cost by approximately 14%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.5%.

The impact of SFAS 106 as it relates to employees of foreign subsidiaries has not been determined. The Company currently expenses the cost of these benefits as incurred and plans to adopt SFAS 106 accounting by fiscal 1996.

(bullet)Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes. The cumulative effect of adopting SFAS 109 on the Company's financial statements was to increase income by $3.7 million or $0.43 per share ($0.33 fully diluted) for the nine months ended December 31, 1993.
The impact of the change in the U.S. income tax rate was not significant.

Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating-loss carryforwards. The tax effect of significant items comprising the Company's net deferred tax liability as of April 1, 1993 are as follows:

    Deferred Tax Liability (In thousands)
    Differences between book and tax basis of assets    $32,209
    Operating loss carryforwards                         (7,485)
    Postretirement benefit obligation                    (2,360)
    Accrued liabilities and other                        (1,098)
    Valuation allowance                                   5,618
                                                         ------
        Net deferred tax liability                      $26,884
                                                         ======

There was no change in the valuation allowance for the quarter and nine months ended December 31, 1993. The provision for current income taxes for the nine months of $1.1 million was comprised of $1.0 million current and $0.1 million deferred tax expense.

(bullet)On June 14, 1993 the Compensation Committee awarded 36,766 shares of Restricted Stock under terms of the Performance Improvement Compensation Plan adopted by the shareholders of the Company on August 11, 1992. In the December 1993 quarter 36,045 of those shares were issued subject to a seven-year restriction period.

(bullet)The Company's credit facilities contain certain restrictive covenants with which the Company was in compliance at December 31, 1993. Based on current estimates, management anticipates that the Company may not be in compliance with all covenants at March 31, 1994. Therefore, substantive discussions to restructure certain debt agreements, to modify existing restrictive covenants and to improve the Company's balance sheet are taking place. Such discussions contemplate the issuance of additional long-term financing. Management believes that the restructuring will be satisfactorily concluded prior to the announcement of the Company's fourth quarter results and that the Company's capital resources are adequate to meet its needs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the December 1993 quarter totaled $238.5 million, a decrease of 12.4% from the comparable 1992 amount of $272.2 million. For the 1992 nine months, sales decreased 18.5% from $863.9 million to $703.7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION - continued

million. Tobacco sales in 1993 declined 23.6% for the quarter and 25.7% for the nine months compared to the same periods in 1992. Tobacco sales as a percentage of total sales for the nine months were 64.7% in 1993 versus 70.9% in 1992. Volume was down 15.6% as a result of pervasive slow demand throughout the industry, and unit prices decreased by 12.4% due to a number of factors which have created a worldwide surplus of leaf tobacco. These factors include domestic content legislation and proposed higher excise taxes in the United States, as well as excess production in many tobacco growing countries, which have continued to suppress prices and demand for tobacco.

Wool sales in the current quarter increased by 14.1% compared to the same prior-year quarter as a result of improved demand reflected in a 39.1% increase in the volume of wool sold. For the 1993 nine months, wool volume increased by 20.7%; however, a change in the sales mix resulted in lower average unit prices and a 3.5% decrease in sales to $231.0 million from $239.5 million for the same 1992 period. Wool sales represented 32.8% of total sales in the first nine months of the current year versus 27.7% in 1992.

Excluding charges totaling $15.6 million for the inventory provision included in cost of sales, and SG&A expenses of $1.8 million for restructuring and nonrecurring costs associated with the merger agreement terminated in April 1993, the Company had a pretax profit after interest during the nine months ended December 31, 1993 of $1.4 million versus pretax income after interest of $22.0 million in the prior year.
In addition, 1993 SG&A expenses for the nine months included $2.7 million as the result of entities acquired during 1992 being consolidated for all of 1993 versus only the portion of the prior year subsequent to acquisition.

During the nine months ended December 31, 1993, the Company realized a pretax gain of approximately $3.2 million on the sale of land and buildings in Turkey. This gain is included in other income for the period, and a portion has been allocated to the minority shareholder.

Overall, the Company had pretax income of $4.5 million for the current quarter and a pretax loss of $16.0 million for the nine months in 1993 as compared to pretax income of $7.9 million and $22.0 million for the respective prior year periods. Interest included in cost of sales and other expenses totaled $8.4 million for the current quarter and $24.9 million for the nine months compared to $6.8 million and $22.6 million for the same prior year periods. Tax charges or credits for the periods vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. For the nine months of 1993 a tax provision was required for certain jurisdictions where profits were earned despite an overall pretax loss.

Discontinued operations include an after-tax gain of $631,000 on sale of Caro-Green Nursery in December 1993 and restatement of corresponding results in 1992.

Net income for the December 1993 quarter totaled $219,000 or $0.01 per share compared to $4.5 million or $0.52 per primary share ($0.48 fully diluted) in the same 1992 quarter. For the 1993 nine months a net loss of $20.2 million was recorded, including $15.5 million relating to the inventory provision and restructuring and nonrecurring charges, versus net income of $16.1 million in the same 1992 period.

During the current quarter a dividend of $0.10 per share was declared on the Company's common stock.

Because of the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of results for a full year. The recovery in demand for tobacco is slowly improving and, although the level is still above normal, considerable progress is being made in selling uncommitted tobacco stocks. As a consequence results have been affected by the slack demand and high cost of carrying stocks. In the meantime, results of wool and other businesses are showing satisfactory progress.


Financial Condition

Working capital at December 31, 1993 was $115.5 million, down from $150.3 million at December 31, 1992 and $167.3 million at March 31, 1993 primarily because of the net-after-tax provisions of $13.8 million for inventory and restructuring, a $3.0 million reclassification of current ber 31, 1993 was $115.5 million, down from $150.3 million at December 31, 1992 and $167.3 million at March 31, 1993 primarily because of the net-after-tax provisions of $13.8 million for inventory and restructuring, a $3.0 million reclassification of current assets to noncurrent related to the sale of the Caro-Green Nursery, and additional current liabilities of $12 million due to the implementation in the first quarter of Statement of Financial Accounting Standards
No. 109, Accounting for Income Taxes. Also, net additions to property, plant and equipment of $10.8 million have been made since March 31, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Financial Condition - continued

The Company's efforts to work down existing tobacco inventories and to reduce purchases prior to receipt of customer orders or indications largely account for the decrease in cash used for operating activities from $135.8 million for the nine months ended December 31, 1992 to $24.5 million in the current period. Cash used for investing activities for the nine months to December 31, 1993 consisted primarily of $23.8 million of capital expenditures, which included $20.6 million for the tobacco business, mainly in the U.S., Greece and Turkey, and $2.6 million for the wool business, primarily in France. The reduction in cash provided by financing activities, (i.e. reduced usage of short-term credit facilities) reflects the Company's emphasis on reducing inventory levels.

At December 31, 1993 the Company had available short-term credit facilities amounting to approximately $940 million under agreements with various banks, of which $487 million were drawn, $158 million were being utilized for letters of credit and guarantees and $295 million were unused. The Company's credit facilities contain certain restrictive covenants with which the Company was in compliance at December 31, 1993. Based on current estimates, management anticipates that the Company may not be in compliance with all covenants at March 31, 1994. Therefore, substantive discussions to restructure certain debt agreements, to modify existing restrictive covenants and to improve the Company's balance sheet are taking place. Such discussions contemplate the issuance of additional long-term financing. Management believes the restructuring will be satisfactorily concluded prior to the announcement of the Company's fourth quarter results and that the Company's capital resources are adequate to meet its needs.

There were no changes in accounting policies during the period except for those described in the notes to the interim financial statements.


                      PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  -  Not applicable

Item 2.  CHANGES IN SECURITIES  -  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         -  Not applicable

Item 5.  OTHER INFORMATION  -  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibit 11 - Computation of Earnings per Common Share.

         b. The Company did not file any reports on Form 8-K during the quarter.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 1994

                                 STANDARD COMMERCIAL CORPORATION
                                         (Registrant)



                             By:    /s/   Marvin W Coghill
                                ---------------------------------
                                Marvin W Coghill
                                President



                             By:    /s/   Guy M Ross
                                ---------------------------------
                                Guy M Ross
                                Vice President and Chief Accounting Officer

STANDARD COMMERCIAL CORPORATION
COMPUTATION OF EARNINGS PER COMMON SHARE                           EXHIBIT  11
(In thousands, except share information; unaudited)

                                             Third quarter ended       Nine months ended
                                                     December 31             December 31
                                             -------------------       -----------------
                                                1993*       1992        1993*       1992
                                                ----        ----        ----        ----
PRIMARY EARNINGS PER COMMON SHARE
Income (loss) from continuing operations...    $(412)     $4,783    $(20,861)    $16,618
Less - ESOP preferred stock dividends
  net of tax...............................      121         121         363         242
                                           --------------------------------------------
Income (loss) from continuing operations
  applicable to common stock...............     (533)     4,662     (21,224)     16,376
Income (loss) from discontinued operations       631       (275)        592        (705)
Extraordinary items........................        -          1           -         166
Cumulative effect of accounting changes....        -          -          23           -
                                           --------------------------------------------
Net earnings (loss) applicable
  to common stock..........................    $  98     $ 4,388    $(20,609)    $15,837
                                           =============================================
Average number of common
  shares outstanding.....................  8,537,603   8,513,193   8,525,976   8,424,959
Increase applicable to
  restricted stock awards..................   24,439           -      22,486           -
                                           ---------------------------------------------
Primary average shares outstanding.......  8,562,042   8,513,193   8,548,462   8,424,959
                                           =============================================
Earnings (loss) per common share
  - from continuing operations.............   $(0.06)      $0.55      $(2.48)      $1.94
  - from discontinued operations...........     0.07       (0.03)       0.07       (0.08)
  - extraordinary items....................        -           -           -        0.02
  - cumulative accounting changes..........        -           -           -           -
                                           ---------------------------------------------
  - net....................................   $0.01        $0.52      $(2.41)      $1.88
                                           =============================================
FULLY DILUTED EARNINGS PER COMMON SHARE
Income (loss) from continuing operations
  applicable to common stock...............   $(533)      $4,662    $(21,224)    $16,376
Add
  - after-tax interest expense on 7-1/4%
      convertible subordinated debentures..     825          825       2,475       2,475
  - dividends payable to ESOP assuming
      conversion to common stock...........      26           34          91          68
                                           ---------------------------------------------
Adjusted income from continuing operations.     318        5,521     (18,658)     18,919
Income (loss) from discontinued operations.     631         (275)        592        (705)
Extraordinary items........................       -            1           -         166
Cumulative effect of accounting changes....       -            -          23           -
                                           ---------------------------------------------
Net earnings applicable to common stock....   $949        $5,247    $(18,043)    $18,380
                                           =============================================
Primary average shares outstanding.........8,562,042   8,513,193   8,548,462   8,424,959
Increase in shares outstanding assuming
  - conversion of 7-1/4% convertible
     subordinated debentures at
     November 13, 1991.................... 2,126,348   2,126,348   2,126,348   2,126,348
  - conversion of ESOP convertible
      preferred stock at July 1, 1993......  262,871     262,871     262,871     175,247
                                           ---------------------------------------------
Fully diluted
  average shares outstanding..............10,951,261  10,902,412  10,937,681  10,726,554
                                          ==============================================
Earnings (loss) per common share
  - from continuing operations.............     $0.03       $0.51      $(1.70)     $1.76
  - from discontinued operations...........      0.06       (0.03)       0.05      (0.06)
  - extraordinary items....................         -           -           -       0.01
  - cumulative accounting changes..........         -           -           -          -
                                           ---------------------------------------------
  - net....................................     $0.09       $0.48      $(1.65)     $1.71
                                          ==============================================
*The calculations of fully diluted earnings per share for the 1993 periods shown above include adjustments which are antidilutive.  Fully diluted earnings per share as shown on the face of the income statement are therefore equal to primary earnings per share for the periods indicated.
                                      -9-
