Form 10-K
period 1994-03-31
STANDARD COMMERCIAL CORP
filed 1994-07-14
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission File Number
     March 31, 1994                                     1-9875


                     STANDARD COMMERCIAL CORPORATION
          (Exact name of Registrant as specified in its charter)

       North Carolina                                  13-1337610
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)

              2201 Miller Road, Wilson, North Carolina  27893
                 (Address of principal executive offices)

Registrant's telephone number:    919-291-5507

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                       on which registered

Common Stock, $0.20 par value                       New York Stock Exchange
71/4% Convertible Subordinated                      New York Stock Exchange
 Debentures Due 2007

Securities registered pursuant to Section 12(g) of the Act:

                                   None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X                      No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $69,650,000.

At May 25, 1994 there were 8,568,024 shares of the registrant's common stock outstanding.

Portions of the registrant's proxy statement for the Annual Meeting of Share-holders to be held on August 9, 1994 are incorporated by reference into Parts I and III.


                                        PART I

Item 1.   Business.

     The Company is principally engaged in two international businesses - tobacco and wool. It is the world's second largest independent leaf tobacco dealer, purchasing and processing all types of tobacco for sale to domestic and foreign manufacturers of cigarettes, cigars and pipe tobacco. The Company does not manufacture cigarettes or other consumer tobacco products.

     As a result of acquisitions commencing in 1985, the Company has also created a major integrated group of wool companies which purchase, process and sell wool to topmakers and spinners of yarn used in the manufacture of worsted and woolen products. The Company believes it is one of the largest wool traders in the world. The Company does not raise sheep or produce textile products.

Recent Events

     In fiscal 1992, the Company began to increase its purchases of tobacco prior to receipt of firm orders or indications of interest from customers in response to then prevailing shortages in the market. A number of events contributed to the reversal of those shortages. First, there were large crop production increases in Brazil, China, Zimbabwe and several other countries in 1993. Second, content limitations imposed by the United States government on the amount of foreign tobacco permitted in cigarettes manufactured in the United States forced domestic cigarette manufacturers to reduce usage of foreign tobacco, decreasing their rate of usage of existing foreign leaf inventories and causing them to defer new leaf purchases. Third, the anticipated increase in the United States excise tax on cigarettes and other tobacco products affected the demand for tobacco in the short run. Fourth, lower than expected demand for both cigarettes and tobacco in the states of the former Soviet Union contributed to the surplus. Finally, the decision in 1993 by Philip Morris Companies Inc. to lower the price of its premium cigarette brands, which other manufacturers followed, further contributed to the uncertainty in the tobacco markets. As a result of these events, the worldwide shortage in the tobacco market became a surplus and prices for certain tobaccos declined significantly beginning in 1993. Consequently, the Company took a pretax charge in the first quarter of fiscal 1994 of $16.3 million for an inventory provision included in cost of sales and an additional charge of $6.9 million in the fourth quarter of fiscal 1994.

     In the normal course of business, the Company believes that it has little or no exposure to price changes with respect to its committed tobacco inventories. Although the percentage varies on a seasonal basis, there are typically firm orders or indications of interest for approximately 60-70% of the Company's tobacco inventories. These commitments, which may be written or oral, typically specify both quantities and prices. Historically, tobacco customers have been extremely reliable in honoring these commitments, and the Company believes that its position in respect of committed tobacco inventories is adequately protected.

     The Company's operating results declined in fiscal 1994, reflecting lower tobacco sales volume and prices and a write-down in the value of the Company's uncommitted inventory. Increased leaf production in several major producing countries continued through 1993 and this, together with deferral of purchases by manufacturers, led to an oversupply situation and weaker pricing in 1993. Some major cigarette manufacturers appear to be reducing their inventories. Purchases by United States manufacturers are also being impacted by restrictions on the use of imported tobacco and an expected fall-off in demand if excise taxes are increased significantly. The decline in tobacco prices is expected to result in reduced future crop production in many countries. The Company expects that such reduction, together with increased demand for cigarettes in certain Asian, African and Eastern European countries and resumption of purchases by major multinational manufacturers, will stabilize tobacco prices. The Company believes that as a result the current surplus will be corrected over the next one or two years. However, there can be no assurances that the projected reductions in tobacco supply and increases in demand will be sufficient to bring margins back to historical levels.

     In countries such as Argentina, Brazil, China, Greece, Turkey and Thailand where there is no auction system, leaf dealers must have a presence in order to serve their customers properly. In such countries, except in Brazil where the Company acts as export agent for BAT Industries ("BAT"), the Company buys tobacco direct from farmers or agricultural cooperatives in advance of firm orders or indications of interest. These purchases are held as uncommitted inventory until the Company has a firm order or indication of interest from a buyer regarding these purchases, but no firm sales price or volume is established at the time the Company commits to buy the tobacco. The Company engages in this type of transaction because of the strategic importance of these markets in the tobacco supply system.

     The Company estimates that it needs to maintain $30-$60 million of uncommitted inventory as part of its normal business. The Company has some exposure to price fluctuations with respect to these inventories. However, the Company usually has had some discussions with prospective buyers prior to purchasing the tobacco for uncommitted inventory. During fiscal 1992, the Company began to increase its uncommitted inventories in response to then prevailing shortages in the market. Although this program was initiated by management of the tobacco division, it was implemented in a decentralized manner. Uncommitted inventories peaked at approximately $165 million in December 1992. The relationship between the supply of and demand for tobacco appears to be stabilizing. Part of this is due to reduced plantings. In addition, the worldwide demand for tobacco (in particular in Asia and Europe) is gaining strength.

     The Company has developed a strategic plan to improve its profitability, to reduce inventories, thereby reducing debt, and to strengthen and expand its unique customer relationships. The key elements of this plan are as follows:

     (bullet) Improve Corporate Risk Management. The Company is seeking to improve its risk management through (a) restructuring its purchasing and inventory management, (b) enhancing its information systems, and (c) implementing new controls over capital expenditures. The Company has revised its tobacco inventory management and control systems to prevent a recurrence of the inventory-related problems that developed in 1993 and has initiated stricter guidelines to curtail purchases of uncommitted tobacco inventory. A key element of the improved risk management is the Standard Inventory Control Committee, which oversees the Company's global tobacco purchasing programs, monitors the Company's committed and uncommitted inventory positions, and reviews customer credit quality to reduce the Company's risk profile. The Company is implementing the Worldwide Available For Sale ("WAFS") System to provide management with daily updates of tobacco inventories. The current system does not have this capability. Management believes that these steps will substantially improve the Company's ability to control and manage its tobacco inventory risks. The Company has also established stricter approval guidelines for new capital expenditures based on a critical analysis of anticipated risks and rates of returns.

     (bullet) Reduce Leverage. The Company intends to reduce its leverage significantly by (a) reducing its aggregate tobacco inventory, both committed and uncommitted, by approximately $100-$125 million,
(b) selling noncore businesses and other nonessential assets, and
(c) reducing capital expenditures through more stringent approval requirements. The Company has curtailed tobacco purchases in advance of firm orders or indications of interest. The Company has undertaken a program that has reduced uncommitted inventory to approximately $87 million (excluding tobacco awaiting processing and packing materials) as of March 31, 1994 from a peak of approximately $165 million as of December 1992. The Company is engaged in ongoing discussions regarding bulk sales, with the objective of lowering uncommitted inventory to $30-$60 million, a level that the Company believes is necessary for normal operations, over the next 12-18 months. Further, the Company believes that it is currently holding a larger than normal amount of committed inventory (approximately $170 million as of March 31, 1994) due to delays in shipping requested by customers as a result of economic conditions in the industry and the previous buildup of uncommitted inventory. Standard believes that it can reduce its committed tobacco inventory to approximately $120 - $150 million, which is consistent with historical levels and is, in the judgment of the Company, an appropriate level. In addition, in December 1993, the Company sold its unprofitable Caro-Green Nursery business for a gain and intends to sell its remaining noncore businesses as well as excess real estate of its Tobacco Division. The Company also intends to reduce its net capital expenditures, which have averaged approximately $20 million for the past three years, to approximately $10 million in fiscal 1995. It believes that this can be done while maintaining its current high level of operating efficiency. The Company anticipates that the net proceeds from any inventory reduction and the sale of noncore businesses will be applied to pay down debt.

     (bullet) Improve Profitability. The Company intends to improve its profitability by (a) lowering carrying charges through the sale of excess uncommitted inventory, (b) reducing operating expenses, and
(c) creating and renegotiating strategic alliances. The Company is currently incurring significant costs associated with holding excessive uncommitted inventory. These include the cost of insurance, interest and warehousing. As the Company reduces its uncommitted inventory to targeted levels, the Company estimates that carrying charges can be lowered by up to $11 million annually.
The Company is currently implementing operating expense reductions that are expected, when fully implemented in fiscal 1996, to generate approximately $8 million of annual cost savings. These operating expense reductions will be accomplished primarily by a reduction in the number of employees, particularly in the Tobacco Division. In addition, the Company has developed new strategic alliances with customers. As an example, the Company has entered into a contract for specialized processing with R.J. Reynolds
Tobacco, to which it has sold tobacco for many years. Similarly, the Company has recently renegotiated its unique export agency agreement with BAT. The Company anticipates that both agreements will increase earnings.

     (bullet) Reorganize Corporate Management. During fiscal 1995, the Company will centralize its management and financial service functions in Wilson, North Carolina. This will include relocation of the Chief Executive Officer to, and the consolidation of the tax and management accounting departments in, the Company's executive offices in Wilson. The Company believes that the consolidation will improve communications, increase management efficiency, and reduce expenses.

Tobacco Operations

     Trends in Tobacco Consumption

     In recent years, American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Japan and other Pacific Rim countries), Europe and the Middle East. In Asia, local manufacturers have imported increasing quantities of flue-cured and burley tobacco in order to produce cigarettes to compete with imported American-blend cigarettes, which have become increasingly popular. In addition, American-blend cigarettes have gained market share in Western Europe, and it is anticipated that recent measures taken by the European Union to regulate the tar and nicotine content of cigarettes sold in member countries will result in increased production of American-blend cigarettes in Europe. In Eastern Europe, several cigarette manufacturing facilities that were previously state-owned have been sold to multinational cigarette manufacturers, thereby creating new opportunities for leaf merchants.

     During the same period, consumer demand for discount or value-priced cigarettes has increased significantly in the United States and certain other major markets. As a result, price competition among cigarette manufacturers has intensified, forcing independent leaf tobacco dealers to expand their ability to obtain less expensive foreign grown tobaccos of export quality. Accordingly, sales of foreign grown tobaccos have increased in relation to sales of United States tobaccos. The increased demand for American-blend cigarettes and discount or value-priced cigarettes has caused cigarette manufacturers to place greater reliance on the services of strong international leaf tobacco dealers that have the ability to purchase, process and sell tobacco on a global basis.

     While worldwide production of American-blend cigarettes is increasing as described above, consumption of cigarettes has declined in certain countries in recent years, especially in the United States and certain other industrialized countries.

     Worldwide cigarette production largely determines the level of demand for leaf tobacco. In recent years, the consumption of cigarettes has stabilized or declined in many industrialized nations but has continued to grow in most developing countries. There has also been increased demand in Eastern European countries, Turkey and Russia and the other states of the former Soviet Union for higher quality cigarettes. Reports regarding the alleged harmful effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertising and smoking in public places, mandatory warning statements and increased taxes on tobacco products, have had and continue to have a negative impact on sales of tobacco products in certain markets.

However, the Company believes that its broad customer base and sources of supply help to mitigate the effects of declines in consumption in particular areas of the world, as it has a large amount of business in areas where consumption is on the rise and with established customers who are catering to the increasing demand for American-blend cigarettes by consumers in Asia, Europe and the Middle East.

     Purchasing

     The tobacco in which the Company deals is grown in approximately 30 countries. Management believes that its diversity in sources of supply, combined with a relatively broad customer base, places it in a particularly strong position worldwide within its industry. The Company relies primarily on short-term bank credit and internal resources to finance its purchases. In a few instances, the tobacco serves as collateral for the credit. The period of exposure, with some exceptions, generally is limited to a tobacco season lasting only a few months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Although most purchases of tobacco are made against specific customer orders or indications of interest, the Company has from time to time purchased tobacco for its own inventory when it believed there was a reasonable opportunity to resell the tobacco at a profit, or when it anticipated its customers' needs before receiving firm orders or indications of interest. All tobacco purchases are now monitored by the Standard Inventory Control Committee with a goal of reducing the Company's exposure to price fluctuations and to reducing its costs of carrying inventory. Such purchases for inventory are generally made in foreign markets. The Company rarely purchases tobacco in the United States without a firm order or indication of interest. For the most part, there are no formal contracts between the Company and its various suppliers of tobacco.

     The Company generally employs its own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. Tobacco is generally sold in the United States to the highest bidder at public auction. At present, the greatest amounts of tobacco purchased by the Company outside the United States come from Argentina, Brazil, China, Greece, Malawi, Thailand, Turkey and Zimbabwe.

     Approximately 60-70% of the Company's tobacco purchases are made against customer orders or indications of interest. This committed inventory should normally total approximately $120-$150 million. The carrying costs of such committed inventory are normally reimbursed by the customer. The orders or indications of interest may be written or oral. Historically, tobacco customers have been extremely reliable in honoring these commitments, and the Company believes that its position in respect of its committed tobacco inventories is adequately protected. The Company believes that it is currently holding a larger than normal amount of committed inventory (approximately $170 million as of March 31, 1994) due to delays in shipping requested by customers as a result of economic conditions in the industry and the previous buildup of uncommitted inventory and that it can reduce its committed tobacco inventory to approximately $120-$150 million, which is consistent with historical levels.

     Argentina, Brazil, China, Greece, Turkey and Thailand are major tobacco producers, but there are no tobacco auctions in these markets. In these markets, with the exception of Brazil where the Company acts as export agent for BAT, the Company buys tobacco directly from farmers or agricultural cooperatives in advance of firm orders or indications of interest although such purchases are usually made with some knowledge of its customer's requirements. The Company engages in this type of uncommitted transaction because of the strategic importance of these markets in the tobacco supply system. In order to serve its customers properly, the Company must have a presence in these markets. The Company estimates that it needs to maintain $30-$60 million (depending on prevailing market conditions) of uncommitted inventory as part of its normal business.

     Processing

     Tobacco purchased by the Company generally is perishable and must be processed within a relatively short period of time to prevent deterioration in quality. Consequently, processing facilities are usually located near the areas where the tobacco is purchased. Prior to processing, steps are taken to ensure consistent quality of the tobacco. These steps include regrading and removing undesirable leaves, dirt and other foreign matter. Most of the tobacco is then blended and threshed; however, some of it is processed in whole-leaf form. Threshing involves mechanically separating the stem from the tissue portions of the leaf, which are called strips, and sieving out small scrap. Considerable expertise is required to produce strips of large particle size and to minimize scrap.

     Strips and stems are redried and packed separately. Redrying involves further reducing the natural moisture left in the tobacco after it has been cured by the growers. The objective is to pack tobacco at safe moisture levels so that it can be held by the customer in storage for long periods of time. Quality control checks are continually performed during processing to ensure that the product meets customer specifications as to yield, particle size, moisture content and chemistry. Customers are frequently in attendance at the factory to monitor results while their tobacco is being processed.

     Redried tobacco is packed in hogsheads, cartons, cases or bales for storage and shipment. Packed tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ocean container vessels or freighters.

     As of the end of fiscal 1994, Standard processed its tobacco in three wholly owned plants in the United States and 17 other facilities around the world owned or leased by subsidiaries and affiliates. In addition, Standard has access to other processing plants in which it has no ownership interest. In all cases, tobacco processing is under the direct supervision of Company personnel. From time to time the Company purchases and sells tobacco already processed. Modern laboratory facilities are maintained by the Company to assist in selecting tobacco for purchase and to test tobacco during and after processing. In addition, Standard does laboratory testing for a number of its customers and others.

     The Company believes that its plants are highly efficient and are adequate for its purposes. The Company also believes that tobacco throughput could be increased without major capital expenditures.

     Selling

     Standard's customers include most of the world's leading manufacturers of cigarettes and other consumer tobacco products. These customers are located in some 85 countries throughout the world. Standard employs its own salesmen, who travel extensively to visit customers and to attend tobacco markets worldwide with these customers, and it also uses agents for sales to customers in certain countries. Sales are made on open account to customers who qualify based on experience or are made against letters of credit opened by the customer prior to shipment. Virtually all sales are made in United States dollars. Payment for most tobacco sold by the Company is received after the tobacco has been processed and shipped. However, some customers pay the Company before the tobacco has been processed and shipped.

     In fiscal 1994, the Company's five largest customers accounted for approximately 53% of tobacco sales and 34% of the Company's total consolidated sales. In fiscal 1994, Japan Tobacco Inc., Philip Morris Companies Inc. and BAT each accounted for more than 10% of the Company's tobacco sales. Japan Tobacco Inc., the largest single customer in fiscal 1994, accounted for less than 11% of total consolidated sales.

               Although there are no formal purchase contracts with any of these customers, the Company has done business with most of them for many years. In the unlikely event that the Company were to lose two or more of its larger customers, it could have a material adverse effect on the Company's business.

     At March 31, 1994 and 1993, the Company had outstanding orders of approximately $170 million and $168 million, respectively, for tobacco in inventory.

     Regulation

     Reports with respect to the allegedly harmful physical effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertisements, requirements that warning statements be placed on cigarette packaging and in advertising, increased taxes on tobacco products and controls in certain countries on imports, production and prices, have had and continue to have an adverse impact on sales of tobacco products in many world markets. In addition, litigation is pending against some of the leading United States manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation against manufacturers might have on the business of the Company.

     Although the consumption of cigarettes has decreased in the United States and some other countries in recent years, cigarette consumption in many countries to which the Company makes considerable sales has increased during the same period. In addition, the consumption of American-blend cigarettes has increased in both Western and Eastern Europe, even though total cigarette consumption has not. Exports of cigarettes from the United States have increased significantly in recent years as well. The Company believes that any materially adverse effect on its business from a significant decrease in consumption in any area in which it does business will be reduced by its worldwide customer base though it is impossible to predict the extent to which any such decrease will affect the Company's business. In addition, governments in many developed countries and particularly the United States have raised or signaled their intention to raise the excise tax on cigarettes and other tobacco products.

     A domestic content law was enacted in the United States in July 1993 (effective January 1, 1994) to aid domestic producers of tobacco. The law requires that 75% of the tobacco used by manufacturers in the United States must be grown in the United States. The enactment of the law dramatically reduced the demand for tobaccos grown outside of the United States and contributed to the decline in world tobacco prices in 1993. Since foreign tobacco tends to be considerably cheaper than that grown in the United States, this law resulted in a significant cost to domestic cigarette producers. It also disrupted the existing supply and demand balance and resulted in an oversupply of foreign tobacco in the world. In addition, there are currently several proposals now pending before Congress to increase the federal excise tax imposed on a pack of cigarettes. The proposals would increase the current excise tax from $0.24 to as much as $2.00 per pack. The Company is not in a position to estimate the impact of an excise tax increase on the industry or the Company. However, there can be no assurance that such a tax will not result in a substantial decrease in demand.

     Competition

     Competition among independent leaf tobacco dealers is based primarily on the price charged for products and services, the ability to meet customer demands and specifications in sourcing, purchasing, blending, processing and financing tobacco and the ability to develop and maintain long-standing customer relationships by demonstrating a knowledge of customer preferences and requirements. Although most of the Company's principal customers also purchase tobacco from the Company's major competitors, the Company's relationships with its largest customers span many years and the Company believes that it has the personnel, expertise, facilities and technology to remain successful in the industry.

     Competition for purchasing tobacco varies depending on the market involved. Normally, there are from six to eight buyers at each of the United States flue-cured and burley auctions, representing both leaf tobacco dealers and buying staffs of certain cigarette manufacturers. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to purchase the available tobacco. Among independent leaf tobacco dealers, the principal competitors are Universal Corporation, Dibrell, Monk-Austin, Inc. and Intabex Services Ltd. Of the independent leaf tobacco dealers, the Company believes it ranks second in worldwide market share.

     Seasonality

     The Company's tobacco business is dependent on agricultural cycles and is seasonal in nature. For example, the Company purchases flue-cured tobacco grown in the United States during the five-month period beginning in July and ending in November, while burley tobacco grown in the United States is purchased from late November until January or February. Tobacco in Brazil is purchased from January through May. Tobacco in Malawi and Zimbabwe is purchased from April through October. Other markets around the world last for similar periods at varying times of the year.

Accordingly, while the leaf tobacco business is seasonal in any given region and such seasonality may impact the Company's quarterly results of operations, the global nature of the Company's business enables it to be involved in purchasing, processing and selling tobacco throughout the year and reduces the overall effect of seasonality on the Company's business.

     The processing cycle for leaf tobacco is relatively short. Processing is conducted throughout the tobacco purchasing season and is usually complete within two to three months following purchase of the tobacco. Consequently, the components of the Company's working capital relating to purchasing and processing leaf tobacco (for example, tobacco inventory and advances to suppliers and current liabilities such as seasonal lines of credit and accounts payable) reach their peak in the second and third fiscal quarters and accounts receivable, revenues and operating income peak in the third and fourth fiscal quarters. The Company customarily invoices tobacco when it is delivered in accordance with the terms of the contract. Therefore, tobacco inventory will vary from quarter to quarter depending on fluctuations in shipping schedules and the seasonality of the Company's business.

Wool

     General

     The Company entered the wool business in 1985 through a series of acquisitions to diversify into a line of business that would complement its traditional operations. The Company does not raise sheep or produce textile products. Like the tobacco business, the wool business involves the worldwide purchase, value-added processing and sale of an agricultural commodity. Like the tobacco business of 35 to 40 years ago, the wool industry is highly fragmented, with a large number of small dealers handling wool, often from limited origins. From the outset, Standard's strategy has been to build a large international network, primarily through the acquisition of well established dealers and processors. The Company believes that as a result of its acquisitions and the consolidation of the wool industry, which is continuing, it has become one of the largest dealers and processors, handling wool from 10 major producing areas, of which the most significant are Australia, New Zealand, South Africa, South America and the United Kingdom. Standard owns and operates processing facilities in seven countries, including scouring mills in Argentina, Australia, New Zealand, South Africa and the the United Kingdom and combing mills in Chile and France. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

     Following record high prices in 1988, the wool industry experienced a severe downturn beginning in 1989 that was triggered by the withdrawal of China from international wool markets, economic turmoil in Eastern Europe and the states of the former Soviet Union and recessionary conditions in Western Europe. These events led to a decrease in demand for wool on the world market. At the same time a worldwide oversupply situation had developed, largely due to artificially high prices caused by the Australian support program.

     Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 848,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and establishing the market conditions necessary for a correction in what had become a major imbalance between supply and demand. At present, Wool International, an organization created by the Australian government, is responsible for the reduction of the stockpile, which on May 13, 1994 totaled 659,000 metric tons (the equivalent of approximately 90% of one year's Australian production). This stockpile is scheduled to be reduced at a fixed rate, commencing July 1994, to reach a level of 303,000 metric tons by June 1997, at which point the disposal rate will be adjusted as appropriate. If the rate of liquidation were to be increased, wool prices could decline.

     Worldwide wool production in 1994 was below current demand for the second consecutive year, and production by the five major wool exporting countries has declined by 30% over the past four years. As a result, since 1992, all surplus stocks around the world have been sold with the exception of the stockpile in Australia.

     At current levels, wool prices are very competitive with other fibers and are benefiting from the increase in consumer demand for natural fibers. Long drought periods in South Africa and some Eastern Australian areas, combined with a reduction of the sheep population in New Zealand due to severe winter conditions in 1992 have contributed to a decline in production over the past two seasons. As worldwide economies have started to recover from recession, the wool industry has seen an increase in demand. China has resumed purchasing wool and is the largest buying country. Under free market trading conditions and with improving demand, Standard's Wool Division operated profitably in each of the past three fiscal years.

     Purchasing

     There are two broad categories of wool fibers: fine from merino sheep and coarse from crossbred sheep. Standard trades in both types. Merino wool is used to make products for the apparel trade such as fine sweaters and worsted fabrics for high quality suits. Crossbred wool is used to make carpets, coarser worsted fabrics such as upholstery and draperies, and woolens used in knitwear and hand-knitting yarns. Most merino wool for export is produced in Australia followed by South America and South Africa. The main sources of crossbred wool for export are New Zealand, South America and the United Kingdom.

     Standard deals in wool from 10 major producing areas, of which the most significant are Australia, New Zealand, South Africa, South America and the United Kingdom. The Company has buying offices in all of these areas. The Company's employees buy wool at auctions and through negotiations with wool growers. Although most wool is shorn before it is purchased, some wool is purchased "on the back" before shearing. As in its tobacco business, most of the Company's purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. Standard typically pays for its wool purchases in the currency of the country of origin, and usually hedges the currencies of its purchase and sale commitments with forward transactions. The Company does not engage in currency transactions for the purpose of speculation.

     Processing

     Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be used to make finished products. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to customer specifications. The scouring is done at the Company's plants in Argentina, Australia, New Zealand, South Africa and the United Kingdom or by commission scourers in Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France and by commission combers in Argentina, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a valuable byproduct.

     A top is a continuous strand of the straightened, longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines elongate and align the fibers to produce a "gilled sliver" of parallel fibers. Gilled slivers are combined to produce a stronger, more parallel sliver which is combed to make a top suitable for spinning. Tops are wound into bobbins weighing approximately 22 pounds which are packed and shipped to customers in the apparel industry for further manufacture. The Company's French plant spins a small amount of yarn from wool, rabbit hair and synthetic fibers for sale to specialized apparel manufacturers in Western Europe. The Company maintains laboratory facilities for analyzing and testing wool and lanolin.

     Selling

     The Company currently derives approximately 80% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. Processed wool (i.e., scoured and tops) accounts for approximately 61% of the Company's wool revenues, followed by greasy wool - 32%, specialty fibers - 6% and lanolin - 1%. Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Wool shipments to the United States in fiscal 1994 increased by more than 50% over 1993 as the result of new business with Burlington Industries, Inc. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to West European yarn spinners for processing and sale to manufacturers of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounts for less than 3% of total consolidated sales and 8% of its total wool sales for fiscal 1994. Sales are typically made in local currencies of the customers.

     The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months.

     At March 31, 1994 and 1993, the Company had outstanding orders for wool of approximately $138 million and $134 million, respectively.

     Competition

     The wool trading and first stage processing industry is more fragmented than the leaf tobacco business. Major competitors include Chargeurs, a publicly traded French company, Bremer Woll-Kaemmerei, A.G., a German company, and a number of Japanese trading firms. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. The Company believes that its processing and marketing capabilities and buying and trading expertise enable it to compete effectively, and that its broad geographical base enables it to react quickly to price changes and to supply wool of similar types and blending quality from different countries or areas.

               Seasonality

     Wool is generally purchased over a greater portion of the year than tobacco, and wool growing seasons occur at different times of the year in different countries as well. Wool purchasing is generally lower during the first and second quarters as the result of lower summer demand for wool products in the northern hemisphere, when processors and users close down for holidays and vacations in Europe. Generally, revenues and operating activities tend to peak in the third fiscal quarter and remain at a relatively high level in the fourth fiscal quarter. The Company sells on a forward basis overall, as well as for prompt delivery, and thereby keeps its processing mills at full capacity throughout the year and uses commission scourers and combers to handle any overflow.

Other Operations and Investments

     The Company is engaged in several other smaller activities, none of which is an integral part of its long-term strategy. The Company operates Carolina Home Center, a wholesale/retail building materials and home supply center located in Wilson, North Carolina and has an investment in farm land in Manitoba, Canada. The Company also owns 89% of Bela Duty Free Import-Export, which is the principal supplier of goods to 50 duty free shops (in which it has interests from 25% to 50%) catering to cross-border travelers in Eastern Europe. The number of such duty free shops has expanded rapidly since the Company started this business in fiscal 1992.
The Company is actively exploring the sale of these other businesses.

Employees

     At March 31, 1994, the Company had a total of approximately 2,060 full-time employees (including approximately 490 in the United States) and approximately 2,500 employed by affiliated tobacco companies. Of the Company's full-time employees, approximately 1,300 are in the tobacco business, approximately 720 are in the wool business and approximately 40 have duties relating to other operations. The Tobacco Division employs an additional 6,000 to 7,000 part-time employees during peak production periods.

     The Company's principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of its hourly employees, many of whom are seasonal. The agreement expires on May 31, 1996. The Company believes its relations with employees covered by this agreement are good. Plant employees in France are also represented by a labor union under an agreement subject to renewal every December 31. The Company believes that its relations with its employees in France are good.

General

     The Company does not own any material patents, trademarks, licenses, franchises or concessions, nor does it engage in any significant research activity.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and are not anticipated to have, any material effect upon the competitive position of the Company. The Company has begun a substantial capital expenditures program in certain foreign countries to comply with regulations concerning effluent control at its wool mills.

     The Company's consolidated operations are conducted mainly by companies registered in the United States and Europe. Segment information is shown in Note 20 of the Notes to the Consolidated Financial Statements included herein and is incorporated herein by reference.

Item 2.   Properties.

     Standard's principal corporate offices and the headquarters for its United States tobacco operations are located in Wilson, North Carolina. It also has administrative offices in Godalming
(south of London), England.

     The Company generally conducts its processing operations in facilities near the area of production in the case of tobacco and near its customers in the case of wool. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel.

     The Company believes the properties it uses are generally well-maintained and in good operating condition and are suitable and adequate for the normal growth of its business.

     A current summary showing the principal operating properties owned or leased (as indicated by *) by the Company or its affiliates is shown below:

                                          Area
Tobacco Operations           Location               Use           (Square Feet)

United States             Wilson,N.C         Factory/storage       1,008,000
                          Oxford, N.C.       Factory/storage         624,700
                          Springfield, Ky.   Factory/storage         292,000
Thailand                  Chiengmai          Factory/storage         872,000
                          Banphai            Factory/storage         377,000
Turkey                    Izmir              Factory/storage         431,300
                          Izmir              Storage                 204,500*

Greece                    Alexandria         Factory/storage         402,000
                          Salonica           Factory/storage         772,700
                          Salonica           Factory/storage         236,300*
Zimbabwe                  Harare             Factory/storage         565,800*
                          Harare             Storage                 233,500
Malawi                    Limbe              Factory/storage         414,000
                          Lilongwe           Factory/storage         776,000
Spain                     Benavente          Factory/storage         206,000
                          Benavente          Storage                 132,400*
                          Coria              Buying Center            18,300*
                          Talayuela          Buying Center            21,500
Italy                     Caserta            Factory/storage         800,000*
Brazil                    Bahia              Factory/storage         147,600
                          Bahia              Factory/storage          56,900*
                          Arapiraca          Factory                 122,700*
                          Arapiraca          Storage                 173,300
Paraguay                  Asuncion           Factory/storage         75,000
Dominican Republic        Imbert             Factory/storage         53,800*
                          Jacagua            Factory/storage         32,300*
                          Navarette          Storage                 38,400*

Wool Operations

Argentina                 Buenos Aires       Factory/storage          82,500
Australia                 Fremantle          Factory/storage         240,500
Chile                     Punta Arenas       Factory/storage          57,000
France                    Tourcoing          Factory/storage         964,900
Netherlands               Dongen             Storage                  23,700
New Zealand               Christchurch       Factory/storage         100,300
South Africa              Port Elizabeth     Factory/storage          70,000*
United Kingdom            Bradford           Factory/storage         165,000

Other Operations

United States             Wilson, N.C.       Bldg. supply dealer     125,000

     The Company also owns agricultural land in Manitoba, Canada that it leases to third parties.

     During fiscal 1994, the Company added approximately 125,000 square feet of new storage space for its tobacco operations in Wilson, North Carolina. The nursery property in Wilson and agricultural land at nearby Rocky Mount, North Carolina were sold during fiscal 1994.

Item 3.   Legal Proceedings.

          None.

Item 4.             Submission of Matters To a Vote of Security Holders.

               No matters were submitted to a vote of security holders during the quarter ended March 31, 1994.

                Executive Officers of the Company

Name                        Age            Positions

Ery W. Kehaya               70     Chairman of the Board
J. Alec G. Murray           57     President and Chief Executive
                                     Officer
Marvin W. Coghill           60     Chairman - Tobacco Division
Anthony A. D. Arrowsmith    45     Senior Vice President and Chief
                                     Financial Officer
J. Anthony Johnston         59     Chairman - Wool Division
Henry R. Grunzke            62     Commercial Director - Wool
                                     Division
Thomas M. Evins, Jr.        54     Regional Manager - North
                                     American Tobacco Operations
Guy M. Ross                 61     Vice President and Secretary
Ery W. Kehaya II            41     Vice President and Sales
                                     Director - Tobacco Division
Krishnamurthy Rangarajan    51     Vice President
Keith H. Merrick            40     Treasurer and Assistant
                                     Secretary
Hampton R. Poole, Jr.       42     Controller and Assistant
                                     Treasurer

     Information concerning executive officers who are also directors will be contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 9, 1994 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers is set forth below:

     Mr. Ross became Treasurer in 1980 and Secretary in 1981 following the Company's purchase of the American leaf business of Imperial Tobacco Ltd. (UK). He was employed by Imperial for 14 years including 10 as Vice President of Finance and Administration. He became a Vice President of the Company in 1992.

     Ery W. Kehaya II was appointed Vice President in 1992 and Tobacco Division Sales-Director in 1993. He has been an officer of Standard Commercial Tobacco Co., Inc., a subsidiary, for the past five years, serving as Executive Vice President since 1992 and as Senior Vice President-Sales before that. Ery W. Kehaya II is the son of Ery W. Kehaya, Chairman of the Board.

               Mr. Rangarajan was employed by the Company in 1978 after qualifying as a chartered accountant. He became Chief Accountant in 1981, an Assistant Vice President in 1986 and Vice President in 1988.

     Mr. Merrick was employed by the Company in 1992 and became Treasurer in 1993 after being named Assistant Treasurer and Assistant Secretary in 1992. He is also a Vice President of Standard Commercial Tobacco Co., Inc., a subsidiary. He was formerly a Vice President of First Union National Bank of North Carolina.

     Mr. Poole Jr. was appointed Controller and Assistant Treasurer in 1993. He has been an officer of Standard Commercial Tobacco
Co., Inc., a subsidiary, for more than five years and is currently serving as Secretary-Treasurer.

     The above persons will remain in office until the directors' meeting following the annual meeting of shareholders on August 9, 1994.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

     (a) The common stock of the Company is listed on the New York Stock Exchange under the symbol STW. The high and low sales prices of said stock for the past two years as reported by said Exchange are set forth below:

     Quarter Ended                 High           Low

     June 30, 1992                 30             26-7/8
     September 30, 1992            34-7/8         29-3/8
     December 31,1992              34-5/8         27-1/8
     March 31, 1993                32-7/8         19
     June 30, 1993                 27             17-1/4
     September 30, 1993            19-7/8         13
     December 31, 1993             17             14-3/8
     March 31, 1994                18-1/2         14

     (b) As of May 25, 1994 the Company had approximately 711 record holders of its common stock.

     (c) The Company pays dividends quarterly. During the fiscal year ended March 31, 1993, annual dividends were $.54. During the year ended March 31, 1994, annual dividends were $.50. The ability of the Company to pay dividends in the future may be restricted by covenants contained in credit agreements and indentures to which the Company or subsidiaries are parties. These agreements require the maintenance of certain working capital ratios, leverage ratios, interest coverage ratios and minimum tangible net worth. Under the most restrictive covenant, the Company had $3.4 million of retained earnings available for distribution as dividends at March 31, 1994.

Item 6.   Selected Financial Data.

     The following table sets forth selected consolidated financial information of the Company for each of the fiscal years in the five-year period ended March 31, 1994. The selected financial data below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. See also
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation.


                                               Years Ended March 31,
                                         1994    1993    1992    1991     1990
Income Statement Data:
                                                      (In millions)
Sales:
Tobacco                                 $671.5  $871.4   $827.7  $688.8  $539.5
Wool                                     346.4   348.6    333.8   333.3   379.8
Other                                     24.1    16.1     11.8     5.4     6.1
Total sales                            1,042.0 1,236.1  1,173.3 1,027.5   925.4
Cost of sales                            991.3 1,124.2  1,066.9   951.0   876.5
Selling, general and administrative
 expenses                                 78.7    73.9     68.4    55.6    48.8
Other income (expense) - net               3.6    (0.7)    (0.3)    1.2     0.6
Income (loss) before taxes               (24.4)   37.3     37.7    22.1     0.7
Income (loss) from continuing operations (36.5)   22.2     23.8    12.7    (3.2)
Income (loss) from discontinued
 operations                                0.7    (1.5)    (2.2)   (3.2)   (1.7)
Extraordinary items                         -      0.5      0.6   (19.2)     -
Net income (loss)                        (35.8)   21.2     22.2    (9.7)   (4.9)

Per Share (Primary)
Earnings (loss) from continuing
 operations                              $(4.32) $2.58    $2.89   $1.54   $(0.38)
Earnings (loss) from discontinued
  operations                               0.08  (0.18)   (0.27)  (0.38)   (0.21)
Extraordinary items-                       -      0.06     0.08   (2.33)     -
Net earnings(loss)                        (4.24)  2.46     2.70   (1.17)   (0.59)

Dividends paid                             0.50   0.54     0.52    0.52     0.51


                                                              March 31,
                                          1994     1993    1992    1991    1990



Balance Sheet Data:
Current assets                           $710.5   $759.8  $590.8  $469.1  $444.6
Current liabilities (1)                   640.0    592.5   445.2   394.7   336.1
Total assets                              890.8    926.4   723.8   582.0   541.5
Total long term debt                       98.2    128.8   100.9    30.9    36.9
Total debt                                597.3    598.7   447.6   340.6   297.4
Shareholders' equity                      102.6    151.1   133.0   117.0   132.7

(1) Current liabilities at March 31, 1994 include short-term debt of $465.4 million and the current portion of long-term debt of $33.7 million.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

     The following discussion should be read in conjunction with the Selected Consolidated Financial Information and the
Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

General

     Standard derives revenues and profits from the purchasing, processing and selling of tobacco and wool. In its leaf tobacco business, most buying is done on the basis of firm orders or indications of interest. For both the tobacco and wool businesses, the ability to obtain raw materials at favorable prices is an important element of profitability, although it is generally more important for wool than for tobacco because some customers pay Standard to purchase and process tobacco on a cost-plus basis. Obtaining raw materials at favorable prices must be coupled with a thorough knowledge of the types and grades of raw materials to assure the profitability of processing and blending to a customer's specifications. Processing is capital intensive and profit therefrom depends upon the volume of material processed and the efficiency of the factory operations. Due to the much larger number of dealers and customers for wool and the far more numerous trades involved, wool revenue tends to be more susceptible to market price fluctuations than tobacco.

     The cost of Standard's raw material and processing typically exceeds 85% of revenues. In the wool business, freight charges are also a significant element of the cost of sales. The cost of raw materials, interest expense and certain processing and freight costs are variable and thus are related to the level of sales.
Most procurement costs (other than raw materials), certain processing costs, and most selling, general and administrative expenses ("SG&A") are fixed. The major elements of SG&A are employee costs, including salaries, and marketing expenses.

     Tobacco sales are generally denominated in United States dollars, whereas wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. The Company regularly monitors its foreign exchange position and has not experienced material gains or losses on transactions denominated in foreign currencies. The Company enters into forward contracts solely for the purpose of limiting its exposure to short-term changes in foreign exchange rates.

      Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income.

     See Note 20 of the Notes to Consolidated Financial Statements included elsewhere herein for information concerning geographic segments and separate information for the tobacco and wool segments.

Results of Operations

Fiscal 1994 Compared to Fiscal 1993

     Sales for fiscal 1994 of $1.04 billion were down by 15.7% from the record level of $1.24 billion achieved in fiscal 1993. Tobacco sales of $671.5 million were down by 22.9% as the result of a 14.2% decrease in volume, attributed to pervasive slow demand throughout the industry, and lower unit prices resulting from current market conditions and a change in the sales mix. The demand for tobacco has been adversely affected by a worldwide surplus, recent federal legislation that limits the amount of foreign tobacco that can be used in cigarettes manufactured in the United States and uncertainty created by proposed higher Federal excise taxes in the United States. Although the volume of wool sold in fiscal 1994 increased by 13.1%, revenues were down marginally to $346.4 million because of lower average unit prices and a change in the sales mix attributed to a large year-to-year increase in the volume of greasy
(raw) wool sales. Tobacco, wool and other businesses accounted for 64.4%, 33.3% and 2.3% of total fiscal 1994 sales, respectively.

     Severely depressed tobacco prices affected the entire industry during fiscal 1994 and deferrals of purchases by many manufacturers resulted in the Company having a much higher level of uncommitted inventory than planned. As a result, the Company recorded inventory provisions totaling $23.2 million in fiscal 1994 of which $14 million was carried forward against year-end inventories. The inventory write down plus the reduced volume of sales and pressure on margins led to a $26.7 million operating loss (including interest expense of $29.5 million) for the tobacco business in fiscal 1994 versus a comparable profit of $37.3 million (after interest expense of $30.5 million) in fiscal 1993.

     The operating profit for wool increased from $2.5 million (net of interest expense of $8.7 million) in fiscal 1993 to $5.5 million (after interest expense of $6.7 million) in fiscal 1994 as the result of higher volume, improved margin levels and tighter expense controls.

               Other businesses showed an operating profit after interest expense of $1.6 million in fiscal 1994 versus $1.0 million in fiscal 1993.

     SG&A expense increased by $4.8 million to $78.7 million in fiscal 1994 from $73.9 million in the prior year. Unusual factors affecting fiscal 1994 SG&A included an increase of $1.2 million applicable to entities acquired during the prior fiscal year being consolidated for all of 1994 but for only a portion of the prior fiscal year subsequent to acquisition; $1.8 million of nonrecurring costs associated with restructuring and a terminated merger agreement; and a reserve of $5 million against a contingency reported in the Company's December 31, 1993 Form 10-Q. The contingency involves the collectability of a $17 million receivable owed to a 50% owned Italian tobacco affiliate by a former employee, and its potential impact on the affiliate's ability to repay a liability of $34 million due to the Company. Full recovery of the affiliate's receivable is being pursued through the combination of a fidelity insurance claim, secured assets and legal action against the debtor and certain other parties. In view of the uncertainties and the timescale of the recovery efforts, management deemed it prudent to record the reserve after reviewing a range of possible outcomes.

     During fiscal 1994, the Company realized a pretax gain of approximately $3.2 million on the sale of land and buildings in Izmir, Turkey. The gain is included in other income and $1.6 million has been allocated to the minority shareholder.

     In total, after corporate expenses of $4.9 million, the Company incurred a pretax loss of $24.4 million in fiscal 1994 compared to pretax income of $37.3 million in fiscal 1993, including corporate expenses of $3.6 million. Income taxes totaled $5.1 million in fiscal 1994 compared to $12.5 million in fiscal 1993. Tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. In fiscal 1994, a tax provision was required for certain jurisdictions where profits were earned despite an overall pretax loss.

     The portion of income attributable to minority interests increased from $2.4 million in fiscal 1993 to $3.8 million in fiscal 1994 due to increased earnings (including $1.6 million from the gain of the sale of the Turkish property mentioned above) of subsidiaries in which there are minority shareholders. The Company's share of losses in affiliates increased from $104,000 in fiscal 1993 to $3.2 million in fiscal 1994, primarily because of operating losses in the 50% owned Italian affiliate.

     Discontinued operations include an operating profit of $59,000 net of tax and an after-tax gain of $630,000 on the sale of Caro-

Green Nursery in fiscal 1994 and the restatement of corresponding operating results for prior years.

     For fiscal 1994, the Company recorded a net loss of $35.8 million or $4.24 per share compared to net income of $21.2 million or $2.46 per share ($2.25 fully diluted) achieved in fiscal 1993.

Fiscal 1993 Compared to Fiscal 1992

     Sales for fiscal 1993 reached a record high of $1.24 billion, up 5.4% from the prior year's then record level of $1.17 billion. Tobacco sales at $871.4 million increased by 5.3% with lower average prices attributable to market conditions and a change in the sales mix partly offsetting a volume increase of 14.0%. Wool sales increased by 4.5% to $348.6 million, and the volume of wool sold increased by 1.2%. Tobacco, wool and other businesses accounted for 70.5%, 28.2% and 1.3% of total fiscal 1993 sales, respectively.

     The fiscal 1993 increases in volume of tobacco and wool sold and improved margins on tobacco and other businesses more than offset lower margins on wool. The overall improvement in margins was reduced by a $1.5 million increase in interest expense and a $5.5 million increase in SG&A expenses (total SG&A expenses in fiscal 1993 included $7.0 million attributable to businesses acquired or first consolidated in fiscal 1993) and resulted in a 1.0% decline in pretax income.

     The effective tax rate increased from 29.3% in fiscal 1992 to 33.6% in fiscal 1993. The effective rate may vary from year to year because of the difference in tax rates and relief available in areas where profits or losses are earned or incurred.

     Income attributable to minority interests decreased due to reduced earnings of subsidiaries in which there are minority shareholders, while equity in earnings of affiliates declined as a result of losses incurred by some companies in which the Company does not have a controlling interest.

     The losses from discontinued operations in 1993 and 1992 were attributable to the restatement of results following the sale of Caro-Green Nursery in fiscal 1994.

     For fiscal 1993, the Company achieved net income of $21.2 million or $2.46 per share ($2.25 fully diluted) compared to $22.3 million or $2.70 per share ($2.59 fully diluted) a year earlier. During fiscal 1993, the weighted average number of shares outstanding increased by 2.5% primarily because of shares issued for the W.A. Adams Company acquisition (18.9% fully diluted because the effect of issuing convertible debt in November 1991 applied to all of fiscal 1993 and only part of fiscal 1992).

               Total assets of the Company increased from $724 million at March 31, 1992 to $926 million at March 31, 1993. Approximately
50% of the increase was accounted for by assets of companies acquired during fiscal 1993. Year-to-year increases of $118 million in tobacco inventories and $119 million in short-term borrowings were attributed to delayed deliveries under contracts with customers in the states of the former Soviet Union and to generally weaker trading conditions in fiscal 1993.

Liquidity and Capital Resources

     Standard's purchasing and processing activities of its tobacco and wool businesses and the receivables resulting from the marketing of these products are seasonal. The tobacco and wool seasons vary from country to country. This seasonality is mitigated by Standard's presence in virtually all tobacco and wool exporting countries. In fiscal 1994, the Company's total borrowings ranged from a peak of $628 million to a low of $565 million. The Company expects its total borrowing requirements will be reduced as it reduces its overall tobacco inventory levels. Standard normally uses short-term bank facilities to provide its working capital, with borrowing typically peaking in the Company's third quarter.

     The Company's efforts to reduce existing tobacco inventories and to reduce purchases prior to receipt of customer orders or indications of interest largely accounted for the swing of $129 million from cash used for operating activities of $81 million in fiscal 1993 to $48 million in cash generated by operating activities in fiscal 1994. Cash used for investing activities in fiscal 1994 consisted primarily of $27 million of capital expenditures, which included $22 million for the tobacco business, mainly in the United States, Greece and Turkey, and $5 million for the wool business, primarily in France. The reduction in cash provided by financing activities, (i.e. reduced usage of short-term credit facilities) reflects the Company's emphasis on reducing inventory levels.

     Working capital at March 31, 1994 was $70.5 million, down from $167.3 million at March 31, 1993. In addition to the loss for 1994, the primary reasons for the decrease include the reclassification of $20 million of long-term debt to current, net repayment of long-term debt of $9 million, additional current liabilities of $13.6 million due to the implementation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and net additions to property, plant and equipment of $17.8 million.

     The Company has reclassified $20.0 million of long-term debt to current, because it was not in compliance with certain loan covenants at March 31, 1994. Further, on March 31, 1994 the

Company was not in compliance with covenants in certain loan agreements with respect to $14.2 million of outstanding long-term debt and its $150 million U.S. short-term credit facilities (of which $65 million was outstanding at March 31, 1994). However, the lenders involved have amended the related agreements to permit the Company to be in compliance with such covenants as of March 31, 1994. Under its most restrictive amended covenant, the Company had $3.4 million of retained earnings available for distribution as dividends at March 31, 1994.

     The Company has received commitments in respect of the new U.S. 364-day credit facilities for an amount of $150 million, and has also received commitments from several European banks for 364-day credit facilities of $250 million. Availability under these new credit facilities beyond September 15, 1994 will be conditional upon the closing of a $100 million private placement of long-term, senior secured notes. The net proceeds of this placement will be used to refinance existing indebtedness. The maximum drawing under the new U.S. credit facilities will be $130 million which are scheduled to reduce progessively through its expiration on July 25, 1995.

     Management expects the placement of the new senior secured notes to be successful. In the event it is not completed, management believes that there are a number of viable refinancing alternatives, including the sale of convertible debentures, preferred stock or common stock.

     The Company intends to reduce its uncommitted inventories and its borrowings to finance such inventories. Based on current operations and anticipated working capital improvements, the Company expects that it will be able to service the interest and principal on its indebtedness as well as its working capital needs and capital expenditures and other operating expenses out of cash flow from operations and available borrowings under new credit facilities being currently negotiated. If the Company is unable to extend or refinance its credit facilities, its ability to operate its business and meet its obligations may be materially adversely affected. The Company's future operating performance will be subject to future economic conditions and to financial, business, political and other factors, many of which are beyond the Company's control.

     Of the Company's consolidated retained earnings in the amount of $85 million at March 31, 1994, $25 million represented the earnings of foreign subsidiary corporations which are generally neither subject to foreign income taxes nor considered to be subject to United States income taxes unless earnings are remitted to the Company as dividends. The Company intends to invest these undistributed earnings overseas indefinitely. However, if the Company needed funds and any portion of these retained earnings were to be remitted as dividends to the United States, it would become subject to taxation in the United States. Various credit facilities may restrict the ability of the Company to transfer such undistributed earnings to the United States.

     There were no significant changes in accounting policies during 1994, except for accounting for postretirement benefits other than pensions and accounting for income taxes discussed in Notes 11 and 16 to the Consolidated Financial Statements.

                            PART III

Item 8.   Financial Statements and Supplementary Data.

     An index to the financial statements appears following Part IV and is followed by the financial statements.

Item 9.   Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure.

     None.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 13.  Certain Relationships and Related Transactions.

     The information called for by Items 10, 11, 12 and 13 will be included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 9, 1994 and is incorporated herein by reference, except for the material under the headings "Compensation Committee Report" and "Performance Graph." The information concerning executive officers of the Company follows Item 4 of Part I of this Report.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     (a)  1.   An index of the financial statements follows this
               Part IV.

          2. Except for Schedule III (Condensed Financial Information of Registrant), which is attached hereto, the financial statement schedules called for under Regulation S-X are either not applicable or the information is included in the financial statements described above.

     (b) A report on Form 8-K was filed under date of April 5, 1994 describing under Item 5 the adoption of a Shareholder Protection Rights Agreement.

     (c)  The following exhibits are filed as part of this Report:

            (3)(i) There is incorporated by reference herein the Company's restated charter and the amendment thereof designating the rights, preferences and limitations of the Company's Series A Preferred Stock filed as Exhibits 4(a)(i) and
                    (ii) to the Company's Registration on Form S-8
                    #33-59760.

               (ii) Amended bylaws of the Company.

            (4) There is incorporated by reference herein the Company's Shareholder Protection Rights Agreement filed as Exhibit (4) to the Company's Report on Form 8-K dated April 5, 1994.

            (11) Computation of Earnings per Common Share.

            (21) List of subsidiaries.

            (23) Consent of Independent Public Accountants.

            (27) Financial Data Schedule.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standard has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STANDARD COMMERCIAL CORPORATION



July 13, 1994            By:/s/  J Alec G Murray
                                J Alec G Murray, President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 13, 1994 by the following persons on behalf of the Registrant in the capacities indicated.


/s/  J Alec G Murray                   President and Director
     J Alec G Murray                    (Chief Executive Officer)

/s/  Anthony A D Arrowsmith            Senior Vice President and Director
     Anthony A D Arrowsmith             (Chief Financial Officer)

/s/  Guy M Ross                        Vice President
     Guy M Ross                          (Principal Accounting Officer)

/s/  Ery W Kehaya
     Ery W Kehaya                      Chairman of the Board of Directors

/s/  Marvin W Coghill
     Marvin W Coghill                  Director

/s/  A Winniett Peters
     A Winniett Peters                 Director

/s/  R Anthony Garrett
     R Anthony Garrett                 Director

/s/  William A Ziegler
     William A Ziegler                 Director

/s/  Henry R Grunzke
     Henry R Grunzke                   Director

/s/  J Anthony Johnston
     J Anthony Johnston                Director

/s/  William S Barrack Jr
     William S Barrack Jr              Director

/s/  Thomas M Evins Jr
     Thomas M Evins Jr                 Director

                  INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets at
  March 31, 1994 and 1993                                              F-3

Consolidated Statement of Income
  and Retained Earnings for the years
  ended March 31, 1994, 1993 and 1992                                  F-4

Consolidated Statement of Cash Flows
  for the years ended March 31, 1994,
  1993 and 1992                                                        F-5

Notes to Consolidated Financial Statements                             F-6

                      INDEPENDENT AUDITORS' REPORT

To The Board of Directors of Standard Commercial Corporation.

    We have audited the accompanying consolidated balance sheets of Standard Commercial Corporation as of March 31, 1994 and 1993 and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedule referred to under Item 14.
These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, such consolidated financial statements present fairly in all material respects, the financial position of the Company at March 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
    As described in note 10 to the consolidated financial statements, the Company has received commitments from various United States and European banks for a total of up to $400 million of credit facilities which will substantially replace or extend existing facilities, including facilities for an amount of $150 million in the United States. Availability under these new credit facilities beyond September 15, 1994 is subject to the closing of a $100 million private placement of long-term, senior secured notes.
    As discussed in notes 11 and 16 to the consolidated financial statements, effective April 1, 1993 the Company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.


DELOITTE & TOUCHE
Raleigh, North Carolina

July 13, 1994

                     STANDARD COMMERCIAL CORPORATION
                       CONSOLIDATED BALANCE SHEET


                                                               March 31
                                                         1994           1993
                                                            (In thousands)
Assets
Cash                                                 $   69,802    $   47,552
Current receivables (Note 2)                            264,511       318,645
Inventories (Notes 1 and 3)                             369,332       387,997
Prepaid expenses                                          5,991         4,739
Marketable securities at cost (approximate market)          828           869
     Current assets                                     710,464       759,802
Property, plant and equipment (Notes 1 and 4)           128,024       118,772
Investment in affiliates (Notes 1 and 5)                 14,601        18,559
Other assets (Notes 1 and 6)                             37,682        29,234
     Total assets                                     $ 890,771      $926,367

Liabilities
Short-term borrowings (Notes 7 and 10)               $  465,361      $457,250
Accounts payable (Notes 8 and 10)                       156,917       129,952
Taxes accrued (Note 16)                                  17,702         5,305
     Current liabilities                                639,980       592,507
Long-term debt (Notes 9 and 10)                          29,169        59,762
Convertible subordinated debentures (Note 9)             69,000        69,000
Retirement and other benefits (Notes 11 and 13)          17,182        10,456
Deferred taxes (Notes 1 and 16)                          10,640        24,411
Commitments and contingencies (Note 12)                      --            --
     Total liabilities                                   765,971       756,136


Minority Interests                                        20,773        18,544
ESOP redeemable preferred stock (Note 13)                  9,200         9,200
Unearned ESOP compensation (Note 13)                      (7,822)       (8,623)

Shareholders' Equity
Preferred stock, $1.65 par value (Note 13)
  Authorized shares 1,000,000; issued 92,005 to ESOP
Common stock, $0.20 par value (Note 13)
  Authorized shares 20,000,000
  Issued 10,913,459 shares (1993-10,863,023)               2,183         2,172
Additional paid-in capital (Note 13)                      34,875        33,928
Unearned restricted stock plan compensation (Note 13)       (649)           --
Treasury stock at cost, 2,346,318 shares (Note 13)          (583)         (583)
Retained earnings                                         84,807       125,139
Cumulative translation adjustments (Notes 1 and 14)      (17,984)       (9,546)
     Total shareholders' equity                          102,649       151,110
     Total liabilities and equity                     $  890,771      $926,367


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   STANDARD COMMERCIAL CORPORATION
       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                           YEAR ENDED MARCH 31

                                                           1994         1993        1992
                                                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

Sales                                                    $1,042,014  $ 1,236,084  $1,173,300
Cost of sales (Note 3)                                      991,332    1,124,188   1,066,876
Selling, general and administrative expenses                 78,731       73,925      68,412
Other income (expense) -- net (Note 15)                       3,612         (680)       (340)
     Income (loss) before taxes                             (24,437)      37,291      37,672
Income taxes (Notes 1 and 16)                                 5,070       12,546      11,048
     Income (loss) after taxes                              (29,507)      24,745      26,624
Minority interests                                           (3,765)      (2,421)     (3,593)
Equity in earnings (losses) of affiliates (Note 5)           (3,226)        (104)        812
     Income (loss) from continuing operations               (36,498)      22,220      23,843
Income (loss) from discontinued operations (Note 17)            689       (1,547)     (2,216)
     Income (loss) before extraordinary items               (35,809)      20,673      21,627
Extraordinary items (Note 16)                                    --          503         624
Cumulative effect of accounting changes (Notes 11 and 16)        23           --          --
     Net income (loss)                                      (35,786)      21,176      22,251
ESOP preferred stock dividends net of tax                      (486)        (364)         --
     Income (loss) applicable to common stock               (36,272)      20,812      22,251
     Retained earnings at beginning of year                 125,139      108,890      90,926
Common stock dividends                                       (4,060)      (4,563)     (4,287)
     Retained earnings at end of year                    $   84,807  $   125,139    $108,890


Earnings (loss) per common share (Note 1)
Primary
              -from continuing operations                    $(4.32)       $2.58       $2.89
              -from discontinued operations                   $0.08       $(0.18)     $(0.27)
              -extraordinary items                               --        $0.06       $0.08
              -cumulative accounting changes                     --           --          --
              -net                                           $(4.24)      $ 2.46       $2.70
              -average shares outstanding                 8,552,813    8,447,564   8,245,501
Fully diluted
              -from continuing operations                         *        $2.34       $2.77
              -from discontinued operations                       *       $(0.14)     $(0.24)
              -extraordinary items                               --        $0.05      $ 0.06
              -cumulative accounting changes                     --           --          --
              -net                                                *        $2.25       $2.59
              -average shares outstanding                         *   10,771,065   9,058,858

Dividends paid per share                                      $0.50        $0.54       $0.52


*Not applicable because fully diluted calculations include adjustments which are antidilutive.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   STANDARD COMMERCIAL CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEAR ENDED MARCH 31

                                                                  1994       1993        1992
                                                                          (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $(35,786)   $ 21,176    $ 22,251
  Depreciation and amortization                                   16,260      16,524      10,229
  Minority interests                                               3,765       2,421       3,593
  Deferred income taxes                                           (1,047)      5,763       1,769
  Undistributed losses of affiliates, net of
         dividends received                                        3,976         618          30
  Gain on disposition of property, plant and equipment            (4,729)       (411)       (549)
  Other                                                           (1,190)     (2,966)       (297)
                                                                 (18,751)     43,125      37,026

Net changes in working capital other than cash
  Receivables                                                     35,799     (73,502)     (2,035)
  Inventories                                                      5,691     (76,610)    (73,873)
  Current payables                                                24,918      26,021      (2,491)

Cash provided by (used for) operating activities                  47,657     (80,966)    (41,373)

Cash flows from investing activities
Property, plant and equipment -additions                         (27,257)    (24,096)    (21,543)
                                -dispositions                      9,460       1,773       1,570
Payment for acquisitions and investments                          (2,427)     (7,310)*   (11,053)

Cash used for investing activities                               (20,224)    (29,633)    (31,026)

Cash flows from financing activities
Proceeds from long-term borrowings                                14,332      32,817      78,586
Repayment of long-term borrowings                                (23,309)    (11,060)    (10,249)
Net change in short-term borrowings                                8,111      79,808      30,154
Dividends paid, net of tax                                        (4,546)     (4,927)     (4,287)
Other                                                                229         232         195

Cash provided by (used for) financing activities                  (5,183)     96,870      94,399
Increase/(decrease) in cash for year                              22,250     (13,729)     22,000
Cash at beginning of year                                         47,552      61,281      39,281

Cash at end of year                                             $ 69,802    $ 47,552    $ 61,281
Cash payments for -interest                                     $ 34,610    $ 41,909    $ 37,876
                    -income taxes                               $  5,708    $ 12,930    $  3,318


________________________
*Total price for acquisitions less $694 cash received                       $ 23,900
 Deduct noncash items
   Series A Preferred Stock                                                    9,200
   Common Stock                                                                7,390
 Net cash cost of acquisitions                                              $  7,310



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   STANDARD COMMERCIAL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

 a) Consolidation. The accounts of all subsidiary companies are included in the consolidated financial statements and all intercompany transactions have been eliminated.

 Investments in affiliated companies are accounted for by the equity method of accounting.

 b) Foreign currency. Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income.

 c) Intangible assets. The Company's policy is to amortize goodwill on a straight line basis over its estimated useful life not to exceed 40 years.

 d) Property, plant and equipment. The cost of significant improvements to property, plant and equipment is capitalized. Maintenance and repairs are expensed as incurred. Provision for depreciation is charged to operations over the estimated useful lives of the assets on a straight-line basis.

 e) Inventories. Inventories, which are primarily packed leaf tobacco and wool, are stated at the lower of specific cost or estimated net realizable value. Cost of tobacco includes a proportion of interest, buying commission charges and factory overheads which can be related directly to specific items of inventory. Cost of wool includes all direct costs except interest. Items are removed from inventory on an actual cost basis.

 f) Revenue recognition. Sales and revenue are recognized on the passage of title.

 g) Income taxes. Certain policies used for financial statement purposes differ from those used for income tax purposes, thereby causing a deferral of taxes on income.

 h) Computation of earnings per common share. Primary earnings per share are computed by dividing earnings, less preferred stock dividends payable to ESOP net of tax, by the weighted average number of shares outstanding during each year. Fully diluted earnings per share assumes the conversion into common stock of all the 7 1/4% Convertible Subordinated Debentures and ESOP preferred stock at the date of issue, thereby increasing the weighted average number of shares deemed to be outstanding during each period, and adding back to primary earnings the after-tax interest expense.

 i) Reclassification. Certain amounts in prior year statements have been reclassified for conformity with current statement presentation.

(2) CURRENT RECEIVABLES

                                               1994      1993
                                               (In thousands)
Trade accounts                               $163,771   $188,313
Advances to suppliers                          37,737     68,089
Affiliated companies                           45,562     44,765
Other                                          25,137     20,070
                                               272,207   321,237
Allowances for doubtful accounts                (7,696)   (2,592)
                                              $264,511  $318,645

    Included in receivables from affiliated companies is $34 million due from Transcatab SpA ("Transcatab"), a 50% owned tobacco affiliate. A reserve of $5 million was recorded in 1994 against a contingency related to this receivable, and is included in Allowances for doubtful accounts.

                               STANDARD COMMERCIAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)


         The contingency involves the collectibility of a $17 million receivable due to Transcatab from the other 50% owner and his affiliates and the potential impact on Transcatab's ability to repay the amounts owed to the Company. Full recovery of the $17 million receivable is being pursued through a combination of a fidelity insurance claim, secured assets and legal action against the debtor and certain other parties. However, in view of the uncertainties and the timescale of the recovery efforts, management deemed it prudent to record the reserve after reviewing a range of potential outcomes.


(3) INVENTORIES

                1994          1993
                  (In Thousands)
Tobacco       $268,948      $305,256
Wool            98,496        75,445
Other            1,888         7,296
              $369,332      $387,997


   Interest capitalized in year-end tobacco inventories totaled $7.4 million and $8.4 million, and inventory valuation reserves were $15.0 million and $2.7 million at March 31, 1994 and 1993, respectively. Interest included in cost of sales totaled approximately $29.4 million, $31.2 million and $31.1 million in 1994, 1993 and 1992, respectively. Inventory valuation provisions included in cost of sales totaled approximately $23.8 million, $1.8 million and $2.2 million in 1994, 1993 and 1992, respectively.


(4) PROPERTY, PLANT AND EQUIPMENT

                                    1994                   1993
                                          (In Thousands)
Land                             $ 12,981               $ 14,318
Buildings                          67,504                 55,735
Machinery and equipment           110,228                100,642
Investment properties               1,178                  1,296
Furniture and fixtures              9,029                  8,512
Construction in progress            1,259                  5,076
                                  202,179                185,579
Accumulated depreciation          (74,155)               (66,807)
                                 $128,024               $118,772

Depreciation expense was $14.1 million, $15.5 million and $9.8 million in 1994, 1993 and 1992, respectively.

(5) AFFILIATED COMPANIES

   a) Investments in affiliated companies are represented by the following:

                                             1994                   1993
                                                   (In Thousands)

Net current assets                        $ (9,219)              $ (3,840)
Fixed assets                                55,503                 52,687
Long-term liabilities                       (6,458)                (3,495)
Interests of other shareholders            (24,820)               (26,412)
Company's interest                          15,006                 18,940
Provision for withholding taxes               (405)                  (381)
Net Investment                            $ 14,601               $ 18,559

                             STANDARD COMMERCIAL CORPORATON
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)


(5)  AFFILIATED COMPANIES (Continued)
   b) The results of affiliated companies were:

                                     Year ended March 31
                                  1994        1993         1992
                                       (In Thousands)
Sales                           $112,237    $108,950    $  71,712
Income before taxes             $ (4,236)   $  2,781    $   1,752
Income taxes                       1,140       1,477          650
Net income                      $ (5,376)   $  1,304    $   1,102
Company's share                 $ (3,162)   $     (4)   $     836
Amortization of goodwill             (40)        (40)         (56)
Withholding taxes                    (24)        (60)          32
Equity in earnings (losses)     $ (3,226)   $   (104)   $     812
Dividends received              $    750    $    514    $     842


(6) OTHER ASSETS

                                                                               1994      1993

                                                                                (In Thousands


Cash surrender value of life insurance policies (face amount $42,550,000)   $ 10,586   $  8,807
Policy loans                                                                  (2,901)    (2,899)
                                                                               7,685      5,908
Bank deposits                                                                    598      1,050
Receivables                                                                   11,775      4,213
Investments                                                                    3,572      3,354
Excess of purchase price of subsidiaries over net assets acquired - net of
  accumulated amortization of $2,786,000 (1993 - $2,373,000)                   8,773      9,211
Other                                                                          5,279      5,498
                                                                            $ 37,682   $ 29,234

(7) SHORT-TERM BORROWINGS


                                                                   1994         1993        1992
                                                                          (In Thousands)

Weighted average interest on borrowings at end of year               6.7%        6.9%       7.2%
Weighted average interest rate on borrowings during the year*        6.7%        8.4%       7.6%
Maximum amount outstanding at any month-end                      $487,046     $457,250    $342,890
Average month-end amount outstanding                             $453,214     $390,083    $305,114
Amount outstanding at year-end                                   $465,361     $457,250    $338,232


   *Computed by dividing short-term interest expense by average short-term debt outstanding.

   Under agreements with various banks, short-term credit facilities amounting to approximately $904 million were available to the Company at March 31, 1994 (1993 - $914 million). At March 31, 1994, approximately $216 million (1993 - $153 million) of these facilities were being utilized for letters of credit and guarantees and $223 million (1993 - $304 million) were unused. There are no compensating balance requirements, and interest rates on borrowings under the lines are based upon terms of the various agreements.

(8)      ACCOUNTS PAYABLE

                                                  1994      1993
                                                   (In thousands)
Trade accounts                                 $ 94,531   $ 89,870
Current portion of long-term debt                33,702     12,597
Affiliated companies                                870      1,470
Other accruals and payables                      27,814     26,015
                                                $156,917  $129,952

(9) LONG-TERM DEBT

                                                               1994       1993
                                                                (In thousands)

Floating rate note, at 1% above LIBOR repayable July 1994     $15,000    $20,000
9.98% senior notes, repayable annually through September 1995  10,000     15,000
Floating rate loan, at 1.25% above three-month negotiable CD
 rate, repayable quarterly through March 2002                   7,725      8,624
Floating rate loan, at 1.25% above LIBOR, repayable quarterly
through  June 1997                                              6,500      8,500
Floating rate note, at 82% of prime, repayable in 2001          2,940      2,940
6.5% loan repayable annually through 1998                       4,000        --
6.45% loan repayable annually through 1998                      4,944        --
6.49% loan repayable annually through 1998                      3,200        --
Floating rate loan at 1.5% above LIBOR repayable annually
 through 1998                                                   2,350      2,350
9.25% fixed rate loan repayable annually through 1997           2,460      3,280
6.75% loan repayable annually through 1997                       --        4,000
12.25% loan repayable annually through 1995                       742      1,506
8.65% loan repayable annually through 1994                       --          897
Other                                                           3,010      5,262
                                                               62,871     72,359
Current portion                                               (33,702)   (12,597)
                                                             $ 29,169   $ 59,762


Long-term debt maturing after one year is as follows: 1996 - $7,645,000;


1997 - $7,648,000; 1998 - $5,201,000; 1999 - $2,058,000; 2000 - $1,449,000;


and thereafter - $5,168,000.

Convertible Subordinated Debentures

     On November 13, 1991 the Company issued $69.0 million of 7 1/4%


Convertible Subordinated Debentures due March 31, 2007. The debentures are convertible into shares of common stock of the Company at a conversion price of $32.45. The debentures are subordinated in right of payment to all senior indebtedness (as defined) of the Company, and are redeemable in whole or in part at the option of the Company any time on or after March 31, 1995.


Beginning March 31, 2003 the Company must make annual sinking fund payments in an amount equal to 5% of the principal amount of issued Debentures reduced by earlier conversions, redemptions and repurchases.

(10) COMPLIANCE WITH COVENANTS AND RESTRUCTURING OF DEBT FACILITIES

    The Company has reclassified $20.0 million of long-term debt to current, because it was not in compliance with certain loan covenants at March 31, 1994. Further, on March 31, 1994 the Company was not in compliance with covenants in certain loan agreements with respect to $14.2 million of outstanding long-term debt and its $150 million U.S. short-term credit facilities (of which $65 million was outstanding at March 31, 1994). However, the lenders involved have amended the related agreements to permit the Company to be in compliance with such covenants as of March 31, 1994. Under its most restrictive amended covenant, the Company had $3.4 million of retained earnings available for distribution as dividends at March 31, 1994. The Company has received commitments in respect of the new U.S.

364-day credit facilities for an amount of $150 million, and has also received commitments from several European banks for 364-day credit facilities of $250 million. Availability under these new credit facilities beyond September 15, 1994 will be conditional upon the closing of a $100 million private placement of long-term, senior secured notes. The net proceeds of this placement will be used to refinance existing indebtedness. The maximum drawing under the new U.S. credit facilities will be $130 million which are scheduled to reduce progressively through its expiration on July 27, 1995.

    Management expects the placement of the new senior secured notes to be successful. In the event it is not completed, management believes there are a number of viable refinancing alternatives, including the sale of convertible debentures, preferred stock or common stock.

(11) BENEFITS
    The Company has a noncontributory defined benefit pension plan covering substantially all full-time salaried employees in the United States. Various other pension plans are sponsored by foreign subsidiaries. Benefits under the plans are based on employees' years of service and eligible compensation. Foreign plans which are significant and considered to be defined benefit pension plans have adopted Statement of Financial Accounting Standards No. 87, Employer's Accounting for Pensions. The Company's policy is to contribute amounts to the U.S. plan sufficient to meet or exceed funding requirements of federal benefit and tax laws.

    A summary of pension costs for 1994, 1993 and 1992 follows:


                                                      1994      1993      1992
                                                                (In thousands)
Benefit cost for service during the year           $ 1,710    $ 1,621   $ 1,781
Interest cost on projected benefit obligation        2,015      1,818     2,068
Recognized return on plan assets                    (2,129)    (1,849)   (1,692)
Net amortization                                       100        102       314
Net pension cost                                   $ 1,696    $ 1,692   $ 2,471


    The assumed long-term rate of return on plan assets used in determining net pension costs was 10% for the U.S. and foreign plans, and projected benefit obligations were determined using assumed discount rates of 7.25% for all of the plans. Assumed rates of increase in future compensation levels were 5.5% for the U.S. plan and from 6.5% to 7% for foreign plans.
    The following table sets forth the funded status and amounts recorded in the consolidated balance sheet for the Company's defined benefit pension plans:


                                                                  Year ended March 31
                                                             U.S. Plan              Foreign Plans
                                                        1994        1993         1994         1993
                                                                      (In Thousands)
Actuarial present value of benefit obligations:
  - vested benefits                                   $ 6,131      $ 5,143     $ 11,967     $10,550
  - nonvested benefits                                     40           21          307         270
Accumulated benefit obligation                          6,171        5,164       12,274      10,820
Effect of projected salary increases                    1,604        1,595        7,914       6,646
Projected benefit obligation                            7,775        6,759       20,188      17,466
Plan assets at fair value                              (7,991)      (7,677)     (17,937)    (15,347)
Deficiency (excess) of assets over projected obligation  (216)        (918)       2,251       2,119
Unamortized net transition asset (obligation)             489          550         (881)       (949)
Unrecognized prior service cost                          (149)        (171)        (878)       (969)
Unrecognized experience (gain) loss                      (992)        (101)        (123)        575
Accrued (prepaid) pension cost                         $ (868)     $  (640)     $   369     $   776

   In addition to amounts in the table above, long-term benefit liabilities include $9.8 million and $10.5 million shown in the balance sheet at March 31, 1994 and 1993, respectively, for the actuarially determined obligations of other benefits.
   Assets of the U.S. and some foreign plans consist of pooled equity and fixed income funds managed by independent trustees. Obligations of other foreign plans are provided for by purchasing insurance policies or establishing book reserves.
   The Company also sponsors a 401(k) savings incentive plan for most full-time salaried employees in the United States. The expense for this plan was $143,000 in 1994, $129,000 in 1993 and $114,000 in 1992.
   Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 Employers' Accounting for Postretirement Benefits other than Pensions, with respect to benefits provided under U.S. plans. The Company provides certain health care and life insurance benefits for substantially all of its retired salaried employees. SFAS 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as premiums were paid or claims were incurred. SFAS 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative, noncash effect of adopting SFAS 106 as of April 1, 1993 was an increase in accrued postretirement health care costs of $6.0 million and a decrease in net earnings of $3.7 million or $0.43 per share.
   The effect of adopting SFAS 106 was to decrease after-tax income from continuing operations by $542,000 or $0.06 per share. In 1993 and 1992, the Company recognized $96,000 and $71,000 respectively, as an expense for postretirement benefits which were not funded.

   The components of the net periodic cost of postretirement benefits for 1994 are as follows:

     Service cost                                          $427,774
     Interest cost on accumulated benefit obligation        550,651
     Net cost                                              $978,425

   The components of the liability included in the consolidated balance sheet at March 31, 1994 actuarial present value of benefits for services rendered to date were:

     Current retirees                                    $  972,084
     Active employees eligible to retire                  3,540,465
     Active employees not eligible to retire              2,370,488
     Accumulated postretirement benefit obligation       $6,883,037

   The accumulated post-retirement benefit obligation (APBO) was determined using a 7.5% weighted-average discount rate. The medical cost trend rates used in determining the APBO were assumed to be 13% and 11.5% in 1994 for pre-Medicare and post-Medicare benefits, respectively. These rates were assumed to gradually decline to 6.5% and 6.0% in 2000, respectively, and remain at that level thereafter.
   Assuming a one percent increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic pension cost for 1994 would increase by $115,000 and the APBO as of March 31, 1994 would increase by $756,000. In general, postretirement benefit costs are paid as claims are incurred. The Company decided to exercise the option, under SFAS 106, to recognize the entire net transition obligation during 1994. Accordingly, the related amortization is not included in the net periodic cost.
   The impact of SFAS 106 as it relates to employees of foreign subsidiaries has not been determined. The Company currently expenses the cost of these benefits as incurred and plans to adopt SFAS 106 accounting by fiscal 1996.

(12) COMMITMENTS AND CONTINGENCIES
   The Company is obligated under operating leases for equipment, office and warehouse space with minimum annual rentals as follows: 1995 - $962,000; 1996 - $580,000; 1997 - $461,000; 1998 - $360,000; 1999 - $356,000 and
thereafter $608,000.

Some of the leases are subject to escalation. Expenses under operating leases in 1994, 1993 and 1992 were $788,000, $877,000 and $845,000, respectively.
   The Company has commitments for capital expenditures of approximately $7 million all of which will be incurred in fiscal 1995, including $4 million for the tobacco business and $3 million for wool operations.
     Third-party borrowings guaranteed by the Company at March 31, 1994 totaled approximately $19 million.
     On May 1, 1993 a foreign subsidiary of the Company received notices of proposed tax adjustments of approximately $4 million to its returns for the years 1985 through 1992. The Company believes the assessments are without merit and intends to vigorously contest the proposed deficiencies, and that any adjustment which might result would not have a material effect on the consolidated financial position of the Company.
   Other contingencies, consisting of guarantees, pending litigation and other claims, in the opinion of management, are not considered to be material in relation to the Company's financial position or results of operations.
   At March 31, 1994 and 1993 assets of approximately $51 million and $43 million, respectively, were pledged against current and long-term borrowings.

Concentration of Credit and Off-Balance Sheet Risks
   Financial instruments that potentially subject the Company to a concentration of credit risks consist principally of cash and trade receivables relating to customers in the tobacco and wool industries.
Cash is deposited with high-credit-quality financial institutions. Concentration of credit risks related to receivables is limited because of the diversity of customers and locations.

(13) COMMON STOCK, PREFERRED STOCK AND ADDITIONAL PAID-IN CAPITAL


                                                                                Common          Additional
                                                       Number of Shares         Stock            Paid in
                                                       of Common Stock         Par Value         Capital
                                                   Issued         Treasury          (In thousands)



March 31, 1991                                   10,587,029      2,346,318     $ 2,117          $ 26,165
401 (k) contributions                                 5,435             --           1               114
Dividends reinvested                                  3,174             --           1                81
March 31, 1992                                   10,595,638       2,346,318      2,119            26,360
401 (k) contributions                                 4,407              --          1               128
Dividends reinvested                                  3,680              --          1               101
Business acquisition                                259,298              --         51             7,339
March 31, 1993                                   10,863,023       2,346,318      2,172            33,928
401 (k) contributions                                 8,591              --          2               143
Dividends reinvested                                  5,565              --          1                89
Restricted stock plan                                36,280              --          8               715
March 31, 1994                                   10,913,459       2,346,318    $ 2,183          $ 34,875

   The Company has a 401(k) savings incentive plan in the United States to which the employer contributes shares of common stock under a matching program, and a dividend reinvestment plan.
   Treasury stock represents shares in the Company acquired by a foreign affiliate prior to its becoming a wholly-owned subsidiary.
   An employee stock ownership plan (the "ESOP") established by W.A.Adams Company ("Adams") prior to its acquisition, exchanged the Adams common stock held by the ESOP for 92,005 shares of Series A Cumulative Preferred
Stock (the "ESOP Stock"), stated value $100 per share and par value $1.65 per share, issued by the Company. In return the Company guaranteed a bank loan taken out by the ESOP to acquire the Adams stock. The loan is included in long-term debt and a related reduction is offset against the ESOP Stock as "unearned ESOP compensation".

The ESOP Stock is convertible into 262,871 shares of Standard Commercial Common Stock, subject to adjustment under certain conditions, and bears cumulative dividends at a rate of 8% of stated value per annum payable quarterly in arrears when, as and if declared by the Company's Board of Directors. Dividends on the ESOP stock must be paid before any dividends may be declared or paid on the common stock. In the event of the Company's liquidation, holders of the ESOP stock are entitled to receive a value of $100 per share, together with any unpaid dividends, before any distribution to common stock holders. The ESOP Stock is redeemable at the option of the Company, in whole or in part, on or after August 1, 1996 at a price of $100 per share plus accrued and unpaid dividends, and ESOP participants have a put option at the stated value on any Preferred Stock received. Holders of the ESOP Stock have voting rights with respect to certain matters that may be submitted to a vote of holders of the Company's Common Stock.

   In August 1992, the Company's shareholders approved a Performance Improvement Compensation Plan, which authorized the Company's Board of Directors to effect an incentive plan for designated employees. In June 1993, the Board adopted a Restricted Stock Plan ("RSP") as a means of awarding those employees, to the extent that certain performance objectives are met, restricted shares of the Company's common stock pursuant to the RSP. The Compensation Committee of the Board awarded 36,454 shares of Restricted Stock in the current year, 36,280 of which were issued as of March 31, 1994. The shares were issued subject to a seven-year restriction period.

(14)  FOREIGN CURRENCY
      Changes in the translation adjustment component of shareholders' equity are shown below:

                                                       1994    1993     1992
                                                        (In thousands)
Beginning balance April 1                         $ (9,546) $(3,789) $(1,603)
Net change in translation of
foreign currency financial statements               (8,438)  (5,757)  (2,186)
Ending balance March 31                           $(17,984) $(9,546) $(3,789)

   The net amounts included in the income statement relating to foreign currency gains and (losses) were $(26,000), $153,000, and $(1,985,000) in
1994, 1993 and 1992, respectively.

   Various subsidiaries of the Company have entered into foreign currency exchange contracts to reduce their exposure to net purchase and sales commitments and other balances denominated in currencies other than the subsidiaries functional currencies. At March 31, 1994 contracts totaling $87.5 million were outstanding, with an unrealized gain of $92,000 at that date.

(15) OTHER INCOME (EXPENSE) - NET
                                                    Year ended March 31
                                                 1994     1993      1992
                                                     (In thousands)
Other income
  Interest                                     $ 5,884   $ 5,829   $ 4,892
  Gain on asset dispositions                     4,358     1,164       548
  Rents received                                   659       457       377
  Other                                            701       780     1,553
                                                11,602     8,230     7,370
Other expense
  Interest                                      (7,173)   (8,183)   (6,815)
  Amortization of goodwill                        (413)     (352)     (381)
  Other                                           (404)     (375)     (514)
                                                (7,990)   (8,910)   (7,710)
                                               $  3,612  $  (680)  $  (340)

(16)INCOME TAXES
    Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting For Income Taxes, which required a change in the method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of adopting SFAS 109 was to increase income by $3.7 million. Deferred income taxes reflect the net tax effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating-loss carryforwards.

    a) Significant components of the Company's deferred tax liabilities and assets are as follows:

                                               March 31, 1994  April 1, 1993
                                                       (In thousands)
Deferred tax liabilities:
  Depreciation                                    $ 11,911         $15,736
  Capitalized interest                               1,024             658
  Differences in timing of income
   recognition in foreign subsidiaries              13,363          15,484
  Prepaid pension assets                             1,122             985
  DISC income                                           89             178
     Total deferred tax liabilities                 27,509          33,041


Deferred tax assets:
  NOL carryforward                                   7,188           7,485
  Valuation allowance                               (5,280)         (5,618)
  Postretirement benefits other than pensions        2,712           2,360
  Other accrued liabilities                            228             181
  Uniform capitalization                               426             697
  All other, net                                       304           1,052
     Total deferred tax assets                       5,578           6,157
Net deferred tax liabilities                      $ 21,931         $26,884

     The net deferred tax liabilities include approximately $11.3 million of current liabilities at March 31, 1994.

     b) Income tax provisions are detailed below:
                                                   Year ended March 31
                                                  1994      1993      1992
                                                      (In thousands)
Current
  Federal                                      $  (356)  $   368   $ 1,747
  Foreign                                      . 5,839     5,645     7,022
  State and local                                  634       770      510
                                                 6,117     6,783     9,279
Deferred
  Federal                                           96     2,082        75
  Foreign                                       (1,144)    3,616     1,694
  State and local                                    1        65        --
                                                (1,047)    5,763     1,769
Income tax provision                           $ 5,070   $12,546   $11,048

    c) Components of deferred taxes follow:

                                                     Year ended March 31
                                                    1994     1993     1992
                                                        (In thousands)
Tax on differences in timing of income
recognition in foreign subsidiaries              $(1,370)   $3,616   $1,694
Utilization of NOL carried forward                    31     2,025       --
Capitalized interest                                 366      (104)    (152)
DISC income                                          (89)      (77)     (77)
Other                                                 15       303      304
                                                 $(1,047)   $5,763   $1,769

    d) The provision for income taxes is determined on the basis of the jurisdiction imposing the tax liability. As some of the income of foreign companies may also be currently subject to U.S. tax, the U.S. and foreign income taxes shown do not compare directly with the segregation of pretax income between domestic and foreign companies that follows:

                                                     Year ended March 31
                                                  1994      1993      1992
                                                        (In thousands)
Pretax income
  Domestic                                      $    5   $  6,335   $  (2)
  Foreign                                      (24,442)    30,956   37,674
                                              $(24,437)   $37,291  $37,672

    e) The following is a reconciliation of the income tax provision to the expense (benefit) calculated at the U.S. federal statutory rate.
                                                   Year ended March 31
                                                  1994      1993      1992
                                                       (In thousands)
Expense (benefit) at U.S.
federal statutory tax rate                     $(7,629)   $12,679  $12,808
Foreign tax losses for which
there is no relief available                    13,467      1,109       26
U.S. tax on foreign income                         408      1,000    1,300
Different tax rates in foreign subsidiaries     (1,482)    (2,759)  (3,736)
Other-net                                          306        517      650
                                              $  5,070    $12,546  $11,048

    f) Consolidated retained earnings at March 31, 1994 include undistributed earnings in the amount of $25,000,000 (1993-$64,000,000) of certain foreign subsidiary companies which are generally neither subject to foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely, and consequently no provision has been made for taxes which would become due should they be remitted as dividends to the United States.

    g) Prior to the adoption of SFAS 109, realization of tax loss carryforwards was accounted for as an extraordinary item. Accordingly, the consolidated statements of income for 1993 and 1992 include $503,000 and $624,000, respectively, of such benefits.

(17)DISCONTINUED OPERATIONS

    In December 1993, the Company completed the sale of its Caro-Green Nursery business to Zelenka Nursery Inc. The operating results and gain on disposal for Caro-Green Nursery are reported as discontinued operations and, accordingly, prior period results have been restated. Following is a summary of the discontinued operations.

                                                     Year ended March 31
                                                  1994     1993      1992
                                                       (In thousands)
Sales                                           $4,993 $  3,394  $  4,843
Pretax operating (income) loss                      89   (2,340)   (3,417)
Income tax (expense) benefit from operations       (30)     793     1,201
Gain on disposal of Caro-Green
Nursery, less income taxes of $325                 630       --       --
Income (loss) from discontinued operations     $   689  $(1,547)  $(2,216)

     At March 31, 1994, the consolidated balance sheet includes notes receivable from the purchaser totaling approximately $6.1 million.

(18)ACQUISITIONS

    The total cost of acquisitions and investments during 1994, 1993 and 1992, net of cash acquired, was $2.4 million, $23.9 million and $11.1 million, respectively. Included in the totals for 1993 is the acquisition of W.A.Adams Company, which was acquired for consideration which included preferred stock, common stock and cash. The acquisition was accounted for as a purchase, with no resulting goodwill. The Company made no other significant business acquisitions during these years.

    The results of operations for fiscal 1993 would not have been materially different if the acquisitions had been consummated at the beginning of the year. The following supplemental pro forma information presents certain estimated consolidated results of operations of the Company for fiscal 1992 as if the acquisitions had been made at the beginning of that period.

     Unaudited Proforma Results:

                                                        Year ended
                                                      March 31, 1992
                                                      (In thousands)
Sale                                                    $1,269,823
Income before extraordinary items                           23,066
Net income ($2.73 per share)                                23,690


(19)DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments as of March 31, 1994 is provided below in accordance with Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. Certain estimates and judgments were required to develop the fair value amounts, which are not necessarily indicative of the amounts that would be realized upon disposition, nor do they indicate the Company's intent or ability to dispose of such instruments.

     Cash and cash equivalents: The estimated fair value of cash and cash equivalents approximates carrying value.

     Other assets: Included in other assets are certain long-term investments, amounting to $3.6 million, which are carried on a cost basis. The estimated fair values of these investments is $8.3 million, based on quoted market prices for publicly traded companies and other valuation techniques for other investments.

     Short-term and long-term debt: The fair value of the Company's short-term borrowings, which primarily consists of bank borrowings, approximates its carrying value. The estimated fair value of long-term debt, including the current portion, is approximately $143 million, compared with a carrying value of $132 million, based on discounted cash flows for fixed rate borrowings, with the fair value of floating rate borrowings considered to approximate carrying value.

(20)SEGMENT INFORMATION
    The Company is engaged primarily in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Geographic information is determined by the areas in which the companies conducting these activities are registered. Generally, sales between segments are made at prevailing market prices.


(20)SEGMENT INFORMATION (Continued)

                                                   Year ended March 31
                                                 1994     1993    1992
GEOGRAPHIC AREAS                                    (In thousands)
Sales
  United States                           $   299,914  $  338,681  $  267,004
  Europe                                      585,062     790,087     871,280
  Other areas                                 267,899     283,017     321,336
  Inter region eliminations                  (110,861)   (175,701)   (286,320)
                                           $1,042,014* $1,236,084  $1,173,300
Operating income net of interest
  United States                            $    3,648  $    8,945  $   2,651
  Europe                                      (24,645)     26,304     32,791
  Other areas                                   1,423       5,619      5,716
  Corporate expenses                           (4,863)     (3,577)    (3,486)
Income (loss) before taxes                 $  (24,437) $   37,291  $  37,672
Assets
  United States                            $  182,429  $  220,935  $ 134,354
  Europe                                      562,300     567,284    465,005
  Other areas                                 123,483     113,626    101,220
  Investment in affiliates                     14,601      18,559     18,840
  Corporate assets                              7,958       5,963      4,400
                                           $  890,771  $  926,367  $ 723,819
U.S. Exports
  Europe                                   $   79,105  $   94,047  $  78,145
  Far East                                     92,641      79,951     64,362
  Other areas                                   1,900      13,396     12,397
                                           $  173,646  $  187,394  $ 154,904

                                                  Year ended March 31
                                              1994      1993       1992
                                                    (In thousands)
BUSINESS SEGMENTS
Sales
  Tobacco                                 $  671,495*  $  871,364  $  827,717
  Wool                                       346,420      348,638     333,754
  Other businesses                            24,099       16,082      11,829
                                          $1,042,014   $1,236,084  $1,173,300
Operating income net of interest
  Tobacco                                 $  (26,699)  $   37,316  $   35,095
  Wool                                         5,541        2,527       6,226
  Other businesses                             1,584        1,025        (163)
  Corporate expenses                          (4,863)      (3,577)     (3,486)
Income (loss) before taxes                $  (24,437)  $   37,291  $   37,672
Interest expense included above
  Tobacco                                 $   29,487   $  30,466   $   29,473
  Wool                                         6,655       8,695        8,268
  Other businesses                               448         256          188
                                          $   36,590   $  39,417   $   37,929
Depreciation and amortization expense
  Tobacco                                 $    9,398   $   9,630   $    4,473
  Wool                                         4,546       5,349        4,747
  Other businesses                               158         514          578

Equity in earnings of affiliates
  Tobacco                                 $   (3,514)  $    (361)  $      391
  Wool                                           245         166          302
  Other businesses                                43          91          119
                                          $   (3,226)  $    (104)  $      812

                                                    Year ended March 31
                                                1994       1993        1992
                                                       (In thousands)
Assets
  Tobacco                                  $  618,367   $688,309   $ 469,128
  Wool                                        230,811    197,386     217,318
  Other businesses                             19,034     16,150      14,133
  Investments in affiliates
     -Tobacco                                  12,125     16,330      16,759
     -Wool                                      1,454      1,296       1,349
     -Other                                     1,022        933         732
  Corporate assets                              7,958      5,963       4,400
                                            $  890,771  $926,367   $  723,819
Capital expenditures
  Tobacco                                   $   21,954  $ 17,484   $   13,936
  Wool                                           4,723     6,421        7,491
  Other businesses                                 580       191          116
                                            $   27,257  $ 24,096   $   21,543
_____________
*Includes sales to one customer of $108,757,000 in 1994. No customer contributed more than 10% of sales in 1993 or 1992.

                        COMPANY REPORT ON FINANCIAL STATEMENTS

Standard Commercial Corporation is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on estimates and judgment where appropriate.

In meeting its responsibility for both the integrity and fairness of these statements and information, the Company depends on the accounting system and related internal controls that are designed to provide reasonable assurance that transactions are authorized and recorded in accordance with established procedures, that assets are safeguarded and that proper and reliable records are maintained.

The concept of reasonable assurance is based on the recognition that the cost of an internal control system should not exceed the related benefits. Because of inherent limitations in any system of controls, there can be no absolute assurance that errors or irregularities will not occur. Nevertheless, we believe that our internal controls provide reasonable assurance as to the integrity and reliability of our financial records.

As an integral part of the internal control system, the Company maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal controls and recommend improvements thereto. TheAudit Committee of the Board of Directors, composed solely of independent directors, meets quarterly with the Company's management and internal auditors, and at least annually with its independent auditors, to review matters relating to financial reporting, internal controls and the extent and results of the audit effort. The internal auditors and independent auditors have direct access to the Audit Committee with or without management present.

The financial statements have been examined by Deloitte & Touche, independent auditors, who render an independent professional report on the Company's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their report on the financial statements is based on auditing procedures which include reviewing internal control and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the financial statements are fairly presented in all material respects.

                                                     Schedule III

          CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEET
Standard Commercial Corporation                 March 31
                                   1994            1993

In thousands

                Assets

Cash                               $  1,396       $  1,100
Marketable securities at cost            27             27
Current receivables                  16,535         36,019
Prepaid expenses                        616          1,450
  Current assets                     18,574         38,602
Property, plant and equipment at          0            535
  cost
Accumulated depreciation                  0              0
  Net property, plant and                 0            535
  equipment
Investment in subsidiaries          170,985        207,554
Investment in affiliates and            300             82
  other companies
Intangible assets, net                3,173          3,826
Deferred income taxes                    82              0
Cash surrender value of officer's     7,659          5,882
  life insurance
  Total Assets                     $200,773       $256,481

                Liabilities
Accounts payable trade             $     45       $     44
Current portion of long-term debt    12,705          7,750
Other accruals and payables           1,281          1,466
  Current liabilities                14,031          9,260
Long-term debt                       11,520         24,374
Convertible subordinated             69,000         69,000
  debentures
Deferred income taxes                     0             97
Other liabilities                       963          1,480
  Total liabilities                  95,514        104,211
ESOP redeemable preferred stock       9,200          9,200
Unearned ESOP compensation           (7,822)        (8,623)
Shareholders' equity:
Common stock                          2,183          2,172
Additional paid-in capital           34,875         33,928
Retained earnings                    84,807        125,139
Cumulative translation adjustments  (17,984)        (9,546)
  Total shareholders'equity         103,881        151,693
  Total liabilities and equity     $200,773       $256,481

STATEMENT OF INCOME AND RETAINED EARNINGS
Standard Commercial Corporation       Year ended March 31
                                     1994      1993      1992
In thousands

Selling,general and administrative $  4,973  $  2,610  $  4,927 expenses
Other income:
 Equity in earnings(losses) of      (28,317)   26,667    28,737
 subsidiaries
 Interest                                20        39        28
 Gain on asset dispositions             174         0         0
 Life insurance proceeds                  0         0       656
 Intercompany fees                      121        38        64
 Miscellaneous                            3         3        14
   Total other income               (27,999)   26,747    29,499

Other expense:
 Interest                             5,287     4,785     3,848
 Intercompany fees                      833       781       711
   Total other expense                6,120     5,566     4,559

Income(loss)before income taxes     (39,092)   18,571    20,013
Income tax benefit                   (3,093)   (2,605)   (2,230)
 Income(loss)before extraordinary   (35,999)   21,176    22,251
 item
Cumulative offset of accounting         213         0         0
 changes
 Net Income(loss)                   (35,786)   21,176    22,251
ESOP preferred stock dividends         (486)     (364)        0
 net of tax
 Net Income(loss)applicable         (36,272)   20,612    22,251
 to common stock
Retained earnings at beginning      125,139   108,890    90,926
 of year
Common stock dividends               (4,060)   (4,563)   (4,287)
 Retained earnings at end of year  $ 84,807  $125,139  $108,890

Dividends received from                   0         0         0
 subsidiaries



  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENT OF CASH FLOWS
Standard Commercial Corporation        Year ended March 31
                                     1994      1993      1992
In thousands

Cash provided by (used for)        $ 11,322  ($ 2,326) ($44,432)
 operations

Cash flows from investing activities:
 Proceeds from asset dispositions       709         0         0
 Payment for acquisitions and          (189)  (10,599)        0
  investments
Cash provided by (used for)             520   (10,599)        0
  investing activities


Cash flows from financing activities:
 Proceeds from long-term borrowings       0    10,000    69,000
 Repayment of long-term borrowings   (7,000)   (6,500)   (5,000)
 Dividends paid                      (4,546)   (4,927)   (4,287)
Cash used by financing activities   (11,546)   (1,427)   59,713

Increase(decrease)in cash for year      296   (14,352)   15,281
Cash at beginning of year             1,100    15,452       171
Cash at end of year                $  1,396  $  1,100  $ 15,452



CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

NOTES TO FINANCIAL STATEMENTS

Standard Commercial Corporation ("the Company") is a holding company with investments in subsidiaries and affiliates operating primarily in the tobacco and wool industries.

1.   Basis of Presentation

     The accompanying condensed financial information of Standard
Commercial Corporation (the "Company") has been prepared on a parent company only basis in accordance with generally accepted accounting principles.

     Certain information and foot note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations of the Securities and Exchange Commission, the Condensed Financial Information should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

2.   Current Receivables
     In thousands                        1994      1993
     Intercompany receivables           $13,107   $31,296
     Taxes receivable                     3,132     3,505
     Note receivable                          0       678
     Other                                  296       540
                                        $10,535   $36,019

3.   ESOP Redeemable Preferred Stock

     An employee stock ownership plan (the "ESOP") established by W.A. Adams Company ("Adams") prior to its acquisition by the Company exchanged the Adams common stock held by the ESOP for 92,005 shares of Series A Cumulative preferred Stock (the "ESOP Stock"), stated value $100 per share and par value $1.65 per share, issued by the Company. In return the Company guaranteed a bank loan taken out by the ESOP to acquire the Adams stock. The loan is included in long-term debt and a related reduction is offset against the ESOP Stock as "unearned ESOP compensation". The ESOP Stock is convertible into 262,871 shares of Standard Commercial Common Stock subject to adjustment under certain conditions, and bears cumulative dividends at a rate of 8% of stated value per annum, payable quarterly in arrears when, as and if declared by the Company's Board of Directors. Dividends on the ESOP Stock must be paid before any dividends may be declared or paid on the Company's common stock. In the event of the Company's liquidation, holders of the ESOP stock are entitled to receive a value of $100 per share, together with any unpaid dividends, before any distribution to common stock holders. The ESOP Stock is redeemable at the option of the Company, in whole


    CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

or in part, on or after August 1, 1996 at a price of $100 per share plus accrued and unpaid dividends, and ESOP participants have a put option at the stated value on any Preferred Stock received. Holders of the ESOP Stock have voting rights with respect to certain matters that may be submitted to a vote of holders of the Company's Common Stock.

4.   Long-Term Debt

     In thousands                        1994      1993
     9.98% senior notes, repayable
     annually through
     September 1995                    $10,000   $15,000
     Floating rate loan, at 1.25%
     above three-month negotiable
     CD rate, repayable quarterly
     through March 2002                  7,725     8,624
     Floating rate loan, at 1.25%
     above LIBOR, repayable quarterly
     through June 1997                   6,500     8,500
                                        24,225    32,124
     Current Portion                   (12,705)   (7,750)
                                       $11,520   $24,374

     Long-term debt maturing after one year is as follows:
     1996 - $2,885,000; 1997 - $2,930,000; 1998 - 1,478,000;
     1999 - $1,026,000; 2000 - $1,076,000; and thereafter
     $2,125,000.

Convertible Subordinated Debentures

     On November 13, 1991 the Company issued $69.0 million of 7.25% Convertible Subordinated Debentures due March 31, 2007.
The debentures are convertible into shares of common stock of the Company at a conversion price of $32.45. The debentures are subordinated in right of payment to all senior indebtedness (as defined) of the Company, and are redeemable in whole or in part at the option of the Company any time on or after March 31, 1995. Beginning March 31, 2003 the Company must make annual sinking fund payments in an amount equal to 5% of the principal amount of issued Debentures reduced by earlier conversions, redemptions and repurchases.

5. Compliance with Covenants

     The Company has reclassified $5 million of long-term debt to current portion, because it was not in compliance with certain covenants at March 31, 1994. Further, at March 31, 1994 the
Company was not in compliance with covenants in certain loan agreements with respect to $14.2 million of outstanding long-term debt and covenants on certain subsidiaries' credit facilities and loan agreements to which the Company is guarantor, and which are being refinanced, were not complied with. However, the lenders involved have amended the related agreements to permit compliance with those covenants at March 31, 1994. Under its most restrictive amended covenant, the Company had $3.4 million of retained earnings available for distribution as dividends at March 31, 1994. The Company has received commitments in respect of the new
U.S. 364-day credit facilities for an amount of $150 million, and has also received commitments from several European banks for 364-day credit facilities of $250 million. Availability under these new credit facilities beyond September 15, 1994 will be conditional upon the closing of a $100 million private placement of long-term, senior secured notes. The net proceeds of this placement will be used to refinance existing indebtedness. The maximum drawing under the new U.S. credit facilities will be $130 million which are scheduled to reduce progressively through its expiration on July 27, 1995.

     Management expects the placement of the new senior secured notes to be successful. In the event it is not completed, management believes there are a number of viable refinancing alternatives, including the sale of convertible debentures, preferred stock or common stock.

                          Exhibit Index



Exhibit No.                           Description                          Page

3(i) There is incorporated by referenceherein the Company's restated charter and the amendment thereof designating the rights, preferences and limitations of the Company's Series A Preferred Stock filed as Exhibits 4(a)(i) and (ii) to the Company's Registration on Form S-8 #33-59760

3(ii)               Amended bylaws of the Company

4 There is incorporated by reference herein the Company's Shareholder Protection Rights
                      Agreement filed as Exhibit (4) to the
                      Company's Report on Form 8-K dated
                      April 5, 1994

11                    Computation of Earnings per Common Share

21                    List of subsidiaries

23                    Consent of Independent Public Accountants

27                    Financial Data Schedule