Form 10-Q
period 1994-06-30
STANDARD COMMERCIAL CORP
filed 1994-08-12
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1994


                         COMMISSION FILE NUMBER 1-9875




                        STANDARD COMMERCIAL CORPORATION


       Incorporated under the laws of             I.R.S. Employer
              North Carolina                 Identification No. 13-1337610


                2201 Miller Road, Wilson, North Carolina  27893

                        Telephone Number (919) 291-5507






Former name, former address and former fiscal year, if changed since last report
   Not applicable


On August 10, 1994 the registrant had outstanding 8,570,325 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.


                                         YES     X               NO

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)
                                       June  30            March  31
                                   1994         1993          1994
ASSETS
Cash                           $  41,677       $ 33,012        $ 69,802
Current receivables              273,954        245,872         264,511
Inventories                      351,454        365,934         369,332
Prepaid expenses                   6,230          4,134           5,991
Marketable securities at cost
 (approximate market)                933            851             828

        Current Assets           674,248        649,803         710,464

Property, plant and equipment    133,263        126,684         128,024
Investment in affiliates          14,752         18,889          14,601
Other assets                      36,430         28,481          37,682

        Total assets            $858,693       $823,857        $890,771

LIABILITIES
Short-term borrowings           $423,657       $419,897        $465,361
Accounts payable                164,494          86,684         156,917
Taxes accrued                    15,698          13,234          17,702

        Current liabilities     603,849         519,815         639,980

Long-term debt                   30,832          63,549          29,169
Convertible subordinated
 debentures                      69,000          69,000          69,000
Retirement and other benefits    17,283          17,513          17,182
Deferred taxes                   11,141           9,965          10,640
Commitments and contingencies         -               -               -

        Total liabilities       732,105         679,842         765,971

MINORITY INTERESTS               21,119          17,646          20,773

ESOP redeemable preferred
 stock                            9,200           9,200           9,200
Unearned ESOP compensation       (7,613)         (8,426)         (7,822)

SHAREHOLDERS' EQUITY
Preferred stock, $1.65
 par value
        Authorized shares
         1,000,000; issued
         92,005 to ESOP               -               -               -
Common stock, $0.20 par value
        Authorized shares
        20,000,000; issued
        10,915,903 (June 1993-
        10,866,386; March 1994-
         10,913,459)               2,183          2,173           2,183
Unearned restricted stock plan
 compensation                       (623)             -            (649)
Additional paid-in capital        34,925         33,993          34,875
Treasury stock at cost 2,346,318
 shares                             (583)          (583)           (583)
Retained earnings                 82,593        103,589          84,807
Cumulative translation
 adjustments                     (14,613)       (13,577)        (17,984)

 Total shareholders' equity      103,882        125,595         102,649

 Total liabilities and equity   $858,693       $823,857        $890,771

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                                   Three months ended
                                                        June 30
                                                  1994            1993

Sales  -  tobacco                              $146,470        $147,975
       -  wool                                  102,270          78,852
       -  other                                   4,509           5,375

  Total sales                                   253,249         232,202
Cost of sales                                   237,174         233,771
Selling, general and administrative expenses     17,223          21,821
Other income (expense) - net                       (228)           (140)

  Loss before taxes                              (1,376)        (23,530)
Income taxes                                        (25)         (3,417)

  Loss after taxes                               (1,351)        (20,113)
Minority interests                                   11             121
Equity in earnings of affiliates                    169             141

  Loss from continuing operations                (1,171)        (19,851)
Loss from discontinued operations                     -            (114)

    Loss before cumulative effect of
     accounting changes                          (1,171)        (19,965)
Cumulative effect of accounting changes               -              23

  Net loss                                       (1,171)        (19,942)
ESOP preferred stock dividends net of tax          (121)           (121)

  Net loss applicable to common stock            (1,292)        (20,063)

Retained earnings at beginning of period         84,807         125,139
Dividends                                          (922)         (1,487)

Retained earnings at end of period              $82,593        $103,589

Loss per common share
  Primary  -  from continuing operations         $(0.15)         $(2.35)
      -  from discontinued operations                 -          $(0.01)
      -  net    $(0.15)  $(2.36)
      -  average shares outstanding           8,568,676       8,524,885

  Fully diluted  -  from continuing
   operations                                         *               *
      -  from discontinued operations                 *               *
      -  net                                          *               *
      -  average shares outstanding                   *               *

Dividends paid per common share                   $0.10           $0.15


*Not applicable because fully diluted calculations include adjustments which are antidilutive.

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)



                                                     Three months ended
                                                           June 30
                                                     1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $(1,171)        $(19,942)
Depreciation and amortization                       3,558            3,735
Minority interests                                    (11)            (121)
Deferred income taxes                                   -              118
Undistributed earnings of affiliates                 (169)             (89)
Gain on disposition of property, plant
 and equipment                                        (73)             (55)
Other                                                 211            1,408
                                                    2,345          (14,946)
Net changes in working capital
  Receivables                                      (2,773)          65,689
  Inventories                                      21,966           16,171
  Current payables                                 (2,029)         (37,867)

CASH PROVIDED BY OPERATING ACTIVITIES              19,509           29,047

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  -  additions        (7,038)          (9,016)
                               -  dispositions        175              454
Payment for business acquisitions                       -             (400)

CASH USED FOR INVESTING ACTIVITIES                 (6,863)          (8,962)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                  2,708            9,954
Repayment of long-term borrowings                    (784)          (5,685)
Net change in short-term borrowings               (41,703)         (37,353)
Dividends paid                                     (1,043)          (1,608)
Other                                                  51               67

CASH USED FOR FINANCING ACTIVITIES                (40,771)         (34,625)

Decrease in cash for period                       (28,125)         (14,540)
Cash at beginning of period                        69,802           47,552

CASH AT END OF PERIOD                             $41,677          $33,012

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (bullet) Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

  (bullet) The interim period financial statements presented herein have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

  (bullet) Inventories for the periods shown were comprised of tobacco, wool and other as follows:

                                     June 30         March 31
  (In thousands)                  1994      1993       1994
  Tobacco                       $261,063  $291,610  $268,948
  Wool                            88,622    65,720    98,496
  Other                            1,769     8,604     1,888

  Total                         $351,454  $365,934  $369,332

  (bullet) Adoption of Statements of Financial Accounting Standards (SFAS) No 106, Employer's Accounting for Postretirement Benefits other than Pensions, and No 109, Accounting for Income Taxes, effective April 1, 1993 resulted in a net benefit of $23,000 in the June 30, 1993 quarter. Adoption of SFAS 109 resulted in a cumulative credit of $3,653,000 and adoption of SFAS 106 resulted in a cumulative charge of $3,630,000.

  (bullet) There were no changes in accounting policies during the period ended June 30, 1994.

  In December 1993, the Company completed the sale of its Caro-Green Nursery business to Zelenka Nursery Inc. Accordingly, results for the quarter ended June 30, 1993 have been restated to reflect the nursery business as a discontinued operation. These results included sales of $852,000, a pretax loss of $172,000 and income tax relief of $58,000.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Sales of $253.2 million for the June 1994 quarter increased by 9.1% from $232.2 million for the same quarter in 1993. Tobacco sales in the current quarter totaled $146.5 million, down 1.0% from $148.0 million a year earlier. Tobacco volume in the 1994 quarter increased by 20.8% over the same quarter in 1993 because of a pick up in shipments to manufacturers from the depressed levels a year earlier. However, unit prices declined by 18.0% due to a change in the mix of sales and lower unit prices attributable to the worldwide surplus of tobacco. Quarter-to-quarter wool sales increased by 29.7% from $78.9 million in 1993 to $102.3 million in 1994 as the result of firmer pricing and a 12.6% increase in the volume of wool sold. Sales for the 1994 quarter were comprised of 57.8% tobacco, 40.4% wool and 1.8% other businesses, compared with 63.7%, 34.0% and 2.3% for the respective business segments in the year-earlier quarter.

  A pretax loss after interest of $1.4 million was incurred in the current quarter compared to $23.5 million in the 1993 first quarter. The 1993 loss included inventory provisions in cost of sales of $16.3 million, and nonrecurring selling, general and administrative expenses of $2.7 million. Interest included in cost of sales and other expenses totaled $8.0 million in the current quarter compared with $8.7 million in the 1993 first quarter. The operating improvement was attributable to stronger market conditions for both tobacco and wool,reduced interest expense and the impact of cost reduction efforts initiated in the prior year. Tobacco margins in the 1994 quarter were enhanced by processing a significant quantity of tobacco for the burley stabilization pool in the United States.

  The rate of tax relief available declined from 14.5% in 1993 to 1.7% in 1994, primarily because of the difference in tax rates and relief available in areas where profits were earned or losses were incurred.

  Quarter-to-quarter variances in minority owners' share of income or loss, equity in earnings of affiliates and cumulative effect of accounting changes were immaterial.

  The net loss of $1.2 million or $0.15 per share for the current quarter was down from $19.9 million or $2.36 per share in the same 1993 quarter.

  Because of the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of results for a full year. The Company anticipates a relatively slow second quarter in line with the previous year, but expects its results to improve significantly in the last half of its fiscal year ended March 31, 1995. A profit for the full year is anticipated.

  Financial Condition

  Working capital at June 30, 1994 was $70.4 million compared with $70.5 million at March 31, 1994 and down from $130.0 million at June 30, 1993. The decrease since June 1993 was due to losses, reclassification of $20.0 million of long-term debt to current, net long-term debt repayments of $11.3 million and net additions to property, plant and equipment of $16.1 million. Capital expenditures of $7.0 million for the June 1994 quarter were primarily for the Tobacco Division in the United States and Turkey.

  The Company intends to deleverage by reducing its tobacco inventories and the borrowings to finance such inventories. Total tobacco inventories at June 30, 1994 compared to March 31, 1994 and June 30, 1993 were down by $8 million and $31 million, respectively. For the same periods uncommitted tobacco inventories were down by $5 million and $38 million. Wool inventories at June 30, 1994 were down by $10 million from March 31, 1994, but were up by $23 million from June 30, 1993 mainly as the result of increases in wool prices.

  The Company has received commitments in respect of its U.S. 364-day credit facilities for an amount of $150 million against which the maximum drawing will be $130 million. The Company also has reached agreement with several European banks to provide bilateral 364-day credit facilities totaling $250 million. In addition, the Company utilizes uncommitted credit lines in certain countries. The 364-day facilities are subject to borrowing base formulae and, in the United States, certain assets have been pledged as collateral to the syndicate and certain previously unsecured term lenders. Continuation of the 364-day credit facilities beyond November 15, 1994 is subject to the closing of a $100 million placement of long-term notes. Management expects the placement of the notes to be successful, and it believes that it will have sufficient liquidity to operate its business.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS  -  Not applicable

Item 2.  CHANGES IN SECURITIES  -  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES  -  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable

Item 5.  OTHER INFORMATION  -  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.  The following exhibit is filed as a part of this report:

  11  Computation of Earnings per Common Share.

  b.  Registrant did not file any reports on Form 8-K during the quarter.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1994            STANDARD COMMERCIAL CORPORATION
                                           (Registrant)



                                   By  /s/  Guy M Ross
                                   Guy M Ross
                                   Vice President and Chief Accounting Officer