Form 10-Q
period 1994-09-30
STANDARD COMMERCIAL CORP
filed 1994-11-21
CIK 93319

		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

			       FORM 10-Q

	      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarter ended September 30, 1994

		     Commission file number 1-9875

			       (LOGO)

		    STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of                   I.R.S. Employer
	North Carolina                    Identification No. 13-1337610

	  2201 Miller Road, Wilson, North Carolina  27893

		 Telephone Number (919) 291-5507



Former name, former address and former fiscal year, if changed since last report - Not applicable

On November 1, 1994 the registrant had outstanding 8,590,552 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

				YES X             NO
			   ---

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

						      September  30    March  31
						     1994       1993        1994
ASSETS
Cash............................        $  31,677  $  33,125   $  69,802
Current receivables.............          235,179    245,160     264,511
Inventories.....................          382,294    401,230     369,332
Prepaid expenses................            8,213      6,134       5,991
Marketable securities at cost
 (approximate market)...........              932      2,337         828
					  ----------------------------------------
    Current assets..............          658,295    687,986     710,464

Property, plant and equipment...          133,432    126,617     128,024
Investment in affiliates........           15,133     18,499      14,601
Other assets....................           34,043     37,240      37,682
					  ----------------------------------------
    Total assets ...............         $840,903   $870,342    $890,771
					  ========================================
LIABILITIES
Short-term borrowings...........         $441,162   $465,269    $465,361
Accounts payable................          122,270     93,114     156,917
Taxes accrueD...................           19,780     14,863      17,702
					  ----------------------------------------
    Current liabilities.........          583,212    573,246     639,980

Long-term debt..................           30,291     56,827      29,169
Convertible subordinated
  debentures....................           69,000     69,000      69,000
Retirement and other benefits...           17,515     18,149      17,182
Deferred taxes..................           11,176      9,943      10,640
Commitments and contingencies...                -          -           -
					  ----------------------------------------
    Total liabilities...........          711,194    727,165     765,971
					  ----------------------------------------
MINORITY INTERESTS..............           25,307     18,132      20,773
					  ----------------------------------------
ESOP redeemable preferred stock             9,200      9,200       9,200
Unearned ESOP compensation....            (7,404)    (8,226)     (7,822)
					  ----------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value
Authorized shares 1,000,000;
  issued 92,005 to ESOP.........               -           -          -
Common stock, $0.20 par value
Authorized shares 100,000,000;
  issued 10,936,160
  September 1993 - 10,869,759;
    March 1994 - 10,913,459)....           2,187       2,174      2,183
Unearned restricted stock
  plan compensation.............            (592)          -       (649)
Additional paid-in capital......          35,235      34,047     34,875
Treasury stock 2,346,318 shares             (583)       (583)      (583)
Retained earnings...............          78,395     101,960     84,807
Cumulative translation adjustments       (12,036)    (13,527)   (17,984)
					  ---------------------------------------
  Total shareholders' equity             102,606     124,071    102,649
					  ---------------------------------------
  Total liabilities and equity          $840,903    $870,342   $890,771
					  =======================================

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

				   Second Quarter Ended    Six months ended
					   September 30        September 30
				   --------------------    ----------------
					 1994      1993      1994      1993
					 ----      ----      ----      ----
Sales - tobacco............. $137,002  $158,708  $283,472  $306,683
      - wool................   82,875    68,009   185,145   146,861
      - other...............    5,172     6,307     9,681    11,682
				    ---------------------------------------
  Total sales...............  225,049   233,024   478,298   465,226
Cost of sales...............  210,059   216,150   447,233   449,921
Selling, general and
  administrative expenses...   17,813    17,670    35,036    39,491
Other income (expense)
    - net...................    7,478     3,874     7,250     3,734
				    ---------------------------------------
Income (loss) before taxes..    4,655     3,078     3,279   (20,452)
Income taxes................   (4,963)   (1,916)   (4,938)    1,501
				    ---------------------------------------
  Income (loss) after taxes.     (308)    1,162    (1,659)  (18,951)
Minority interests..........   (3,938)   (1,105)   (3,927)     (984)
Equity in earnings
  of affiliates.............       169    (655)       338      (514)
				    ---------------------------------------
  Loss from continuing
    operations..............    (4,077)   (598)    (5,248)  (20,449)
Income (loss) from
  discontinued operations...         -      75          -       (39)
Loss before extraordinary   ---------------------------------------
  items and cumulative effect
  of accounting changes.....    (4,077)   (523)    (5,248)  (20,488)
Cumulative effect of
  accounting changes........         -       -          -        23
				    ---------------------------------------
  Net loss..................    (4,077)   (523)    (5,248)  (20,465)
ESOP preferred stock
  dividends net of tax......      (121)   (121)      (242)     (242)
				    ---------------------------------------
  Net loss applicable to
     common stock...........    (4,198)   (644)    (5,490)  (20,707)

Retained earnings at
  beginning of period.......    82,593  103,589     84,807   125,139
Dividends declared..........         -     (985)      (922)   (2,472)
				    ----------------------------------------
  Retained earnings at end
    of period...............   $78,395 $101,960    $78,395  $101,960
				    ========================================
Earnings (loss) per common
share
  Primary
 - from continuing
     operations..............    $(0.49)  $(0.08)    $(0.64)   $(2.42)
 - from discontinued
     operations..............         -    $0.01          -         -
 - net.......................    $(0.49)  $(0.07)    $(0.64)   $(2.42)
 - average shares outstanding 8,577,139 8,558,489 8,572,908 8,541,687

Fully diluted
- - from continuing operations.      *         *         *         *
- - from discontinued operations     *         *         *         *
- - net........................      *         *         *         *
- - average shares outstanding.      *         *         *         *

Dividends paid per common share   $0.10     $0.15     $0.20     $0.30


*Not applicable because fully diluted calculations include adjustments which are antidilutive.The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

								Six months ended
								  September 30
								----------------
								1994        1993
								----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss............................         $(5,248)   $(20,465)
Depreciation and amortization.......           7,909       7,406
Minority interests..................           3,927         984
Deferred income taxes...............               -          80
Undistributed earnings of affiliates            (276)        632
Gain on disposition of property,
  plant and equipment...............          (8,017)     (3,366)
Other...............................           2,373           4
							   -------------------
								 668     (14,725)
Net changes in working capital
  Receivables.......................          36,739      64,483
  Inventories.......................          (6,477)    (25,956)
  Current payables..................         (33,693)    (27,479)
					      ----------------------------
CASH USED FOR OPERATING ACTIVITIES..          (2,763)     (3,677)
					      ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment
    - additions.....................          (9,956)    (16,434)
    - dispositions..................           8,774       3,962
Payment for business acquisitions               (662)     (1,042)
					      ----------------------------
CASH USED FOR INVESTING ACTIVITIES..          (1,844)    (13,514)
					      ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings..           3,988       9,954
Repayment of long-term borrowings...         (12,509)    (12,616)
Net change in short-term borrowings.         (24,198)      8,018
Dividends paid*.....................          (1,164)     (2,714)
Other...............................             365         122
					      ----------------------------
CASH PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES..............         (33,518)      2,764
					      ----------------------------
Decrease in cash for period.........         (38,125)    (14,427)
Cash at beginning of period.........          69,802      47,552
					      ----------------------------
CASH AT END OF PERIOD...............         $31,677     $33,125
					      ============================
*Excludes value of dividends
   paid in kind.....................        $    294   $      44


The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

<BULLET>Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

<BULLET>The interim period financial statements presented herein have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

<BULLET>Inventories for the periods shown were comprised of tobacco, wool and other as follows:


				   September 30   March 31
				  -------------
				  1994     1993       1994
				  ----     ----       ----
       (In thousands)
	Tobacco       $274,684 $332,532   $268,948
	Wool           106,109   66,723     98,496
	Other            1,501    1,975      1,888
			   -------   ------    -------

	Total         $382,294 $401,230   $369,332
		         =======  =======    =======


<BULLET>Adoption of Statements of Financial Accounting Standards (SFAS) No
106, Employer's Accounting for Postretirement Benefits other than Pensions, and No 109, Accounting for Income Taxes, effective April 1, 1993 resulted in a net benefit of $23,000 in the six months ended September 30, 1993. Adoption of SFAS 109 resulted in a cumulative credit of $3,653,000 and adoption of SFAS 106 resulted in a cumulative charge of $3,630,000.

<BULLET>In December 1993, the Company completed the sale of its Caro-Green
Nursery business to Zelenka Nursery Inc. Accordingly, results for the quarter and six months ended September 30, 1993 reflect the nursery business as a discontinued operation. These results included sales of $2,594,000, pretax income of $113,000 and income taxes of $38,000 for the quarter; and sales of $3,446,000, a pretax loss of $59,000 and income tax relief of $20,000 for the six months.

<BULLET>In December 1993, the Company completed the sale of its Caro-Green
Nursery business to Zelenka Nursery Inc. Accordingly, results for the quarter and six months ended September 30, 1993 reflect the nursery business as a discontinued operation. These results included sales of $2,594,000, pretax income of $113,000 and income taxes of $38,000 for the quarter; and sales of $3,446,000, a pretax loss of $59,000 and income tax relief of $20,000 for the six months.

<BULLET>As discussed in Note 10 to the March 31, 1994 consolidated financial statements, availability beyond September 15, 1994 under credit facilities with various United States and European Banks for a total of up to $400 million had been subject to the closing of a $100 million private placement of long-term, senior secured notes. This was subsequently extended to November 15, 1994.

<BULLET>Because of market conditions, the Company has decided to postpone a debt offering at this time. Instead, arrangements to put in place a three-year, asset-based credit facility to replace the existing U.S. bank syndicate are being finalized. Meanwhile, the agreement with the U.S. banks has been amended to continue availability under the existing U.S. facilities through February 15, 1995, by which time management expects the new asset-based credit facility to be in place, and the European banks are expected to maintain their facilities at adequate levels. Management expects its negotiations to restructure the credit facilities to be concluded soon and believes that these arrangements will provide sufficient liquidity for the Company's business needs.

<BULLET>There were no changes in accounting policies during the period ended
September 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION - continued

Results of Operations

Sales of $225.0 million for the quarter ended September 30, 1994 decreased by 3.4% from $233.0 million for the same quarter in 1993. For the current six months, sales increased by 2.8% to $478.3 million from $465.2 million. Net losses of $4.1 million and $5.2 million were incurred for the 1994 September quarter and first half compared with losses of $523,000 and $20.5 million for the same 1993 periods.

Tobacco sales in 1994 declined 13.7% for the quarter and 7.6% for the six months compared to the same periods in 1993 despite volume increases of 10.0% for the quarter and 15.0% for the six months compared to the same 1993 periods. The volume increases reflect continued improvement in customer demand relative to the depressed levels in 1993. Average unit prices declined by 21.6% for the quarter and 19.4% for the six months compared to 1993 as a result of product mix, the worldwide surplus of tobacco and the Company's emphasis on inventory reduction.

Wool sales for the quarter ended September 30, 1994 increased by 21.9% from the same 1993 quarter as firmer wool prices more than offset a 7.3% decline in volume sold. Firmer prices and a 3.3% increase in wool volume resulted in a 26.1% increase in wool sales for the current six months compared to the same period for 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION - continued

Sales for the 1994 second quarter were comprised of 60.9% tobacco, 36.8% wool and 2.3% other businesses compared with 68.1%, 29.2% and 2.7% for the respective components in the same 1993 quarter. For the 1994 six months, sales consisted of 59.3% tobacco, 38.7% wool and 2.0% other businesses versus 65.9%, 31.6% and 2.5%, respectively, in the 1993 first half.

The positive effect of efforts to reduce selling, general and administrative expenses, primarily in the tobacco business, were largely offset by increases attributable to the higher level of business activity in the wool division and conversion of certain expenses incurred in foreign currencies into weaker U.S. dollars for reporting purposes.

During the current quarter, other income included a gain of approximately $7.9 million on the sale of land and buildings in Korea. In the same quarter of the prior year, the Company realized a gain of approximately $3.2 million on the sale of land and buildings in Turkey. The resulting effect on net income after taxation and the allocation to minority shareholders was $1.1 million in 1994 and $1.5 million in 1993.

A pretax profit of $4.7 was recorded in the current quarter and $3.3 million for the six months ended September 30, 1994, compared to a $3.1 million pretax profit for the prior year second quarter and a $20.5 million pretax loss for the six months ended September 30, 1993. The 1993 six month loss included inventory provisions in cost of sales of $15.6 million and nonrecurring selling, general and administrative expenses of $1.8 million. Interest of $9.6 million and $17.6 million was expensed during the current year second quarter and six months, respectively, compared with $7.7 million and $16.4 million in the same prior year periods. Income taxes for the current quarter and six months included a nonrecurring charge of $1.6 million on dividends remitted by a foreign subsidiary that cannot be offset by foreign tax credits. Also, tax charges or credits for the periods vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.

Subsequent to September 30, 1994, a one percent stock dividend was declared in lieu of a cash dividend. The stock dividend will be distributed on December 29 to shareholders of record on December 2, 1994.

Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results for a full year. The recovery in demand for tobacco is improving and business should progressively get back to satisfactory levels. Substantial orders have been received for uncommitted tobacco stocks, albeit at thin margins, for delivery in the December and March quarters. Wool prices and orders have firmed, and the recovery is continuing.

Financial Condition

Working capital of $75.1 million at September 30, 1994 was down by $39.7 million from September 30, 1993, primarily because of net losses, reclassification of $20.0 million of long-term debt to current and net long-term debt repayments of $14.8 million. Net additions to property, plant and equipment of $1.2 million for the six months ended September 30, 1994 included expenditures of $10.0 million mainly for the tobacco business in the United States and Turkey, and asset disposals in Korea of approximately $8.4 million.

The Company is continuing to deleverage by reducing its tobacco inventories and the related borrowings. Tobacco inventories at September 30, 1994 were down by $57.8 million from September 30, 1993 and were only $5.7 million higher than the level at March 31, 1994 which normally is the low point in the seasonal cycle. For the same periods, uncommitted tobacco stocks were reduced by $48 million and $16 million, respectively. Wool inventories at September 30, 1994 were up $7.6 million from March 31, 1994 and $39.4 million from September 30, 1993 primarily due to increases in wool prices.

As discussed in Note 10 to the March 31, 1994 consolidated financial statements, availability beyond September 15, 1994 under credit facilities with various United States and European Banks for a total of up to $400 million had been subject to the closing of a $100 million private placement of long-term, senior secured notes. This was subsequently extended to November 15, 1994.

Because of market conditions, the Company has decided to postpone a debt offering at this time. Instead, arrangements to put in place a three-year, asset-based credit facility to replace the existing U.S. bank syndicate are being finalized. Meanwhile, the agreement with the U.S. banks has been amended to continue availability under the existing U.S. facilities through February 15, 1995, by which time management expects the new asset-based credit facility to be in place, and the European banks are expected to maintain their facilities at adequate levels. Management expects its negotiations to restructure the credit facilities to be concluded soon and believes that these arrangements will provide sufficient liquidity for the Company's business needs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - Not applicable

Item 2. Changes in Securities

a.  Not applicable.

b. Under date of August 10, 1994 the Company delivered guarantees of obligations of a subsidiary. The guarantees provide that the Company will maintain (i) a consolidated tangible net worth of at least $105,000,000 to be increased at the end of each quarter by an amount equal to 50% of consolidated net income for the quarter and by 80% of any equity raised by a public offering of stock and (ii) a consolidated current ratio (ratio of current assets to current liabilities) of at least 1.0 to 1.0 until December 30, 1994 and 1.2 to 1.0 thereafter. These provisions could limit the ability of the Company to pay dividends on its capital stock.

Item 3. Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a.  An annual meeting of shareholders was held on August 9, 1994.

b.  Not required.

c. 1. Three directors nominated by management were re-elected for three year terms expiring in 1997 with no opposition. Voting results were as follows:

   Nominee          Votes For    Votes Withheld   Broker Nonvotes
   -------          ---------    --------------   ---------------
R Anthony Garrett   7,841,890        155,760         393,605
Henry R Grunzke     7,841,940        155,710         393,605
Ery W Kehaya        7,841,940        155,710         393,605

    2. An amendment to the Company's Restated Articles of Incorporation to increase the authorized Common Stock to 100,000,000 shares was approved by the following vote: 6,401,471 shares in favor, 1,588,188 shares against, 7,991 shares abstained and 393,605 shares were broker nonvotes.

     3. The appointment of Deloitte & Touche as the Company's independent auditors for fiscal 1995 was approved by a vote of 7,990,532 shares in favor, 4,277 shares against and 2,841 shares abstaining.

d.   Not applicable.

Item 5.  OTHER INFORMATION  -  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    (3) i  Restated Articles of Incorporation, as currently amended

    (4) v Guarantee Agreement dated August 10, 1994 in favor of NationsBank of North Carolina, N.A. (A substantially identical guaranty was executed the same date relating to a different indebtedness.)

    (11) Computation of Earnings Per Common Share.b. The Company did not file any reports on Form 8-K during the quarter.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 21, 1994           STANDARD COMMERCIAL CORPORATION
					    (Registrant)


				   By  /s/   Guy M Ross
				  -------------------------------
				  Guy M Ross
				  Vice President and
				    Chief Accounting Officer

STANDARD COMMERCIAL CORPORATION
COMPUTATION OF EARNINGS PER COMMON SHARE                   EXHIBIT  11
(In thousands, except share information; unaudited)

				  Second quarter ended           Six months ended
					  September 30               September 30
				  --------------------           ----------------
					 1994     1993         1994          1993
					 ----     ----         ----          ----
PRIMARY EARNINGS PER
  COMMON SHARE
Loss from continuing
  operations............... $(4,077)     $(598)     $(5,248)     $(20,449)
Less - ESOP preferred
  stock dividends
  net of tax...............     121        121          242           242
				   ----------------------------------------------
Loss from continuing
  operations applicable
  to common stock..........  (4,198)      (719)      (5,490)      (20,691)
Income (loss) from
  discontinued operations..       -         75            -           (39)
Cumulative effect of
  accounting changes.......       -          -            -            23
				   ----------------------------------------------
Net loss applicable to
  common stock............. $(4,198)     $(644)      $5,490      $(20,707)
				   ==============================================
Average number of
  common shares
  outstanding.............8,577,139  8,521,903    8,572,908    8,520,162
Increase applicable to
  restricted stock awards         -     36,586            -       21,525
				 -----------------------------------------------
Primary average shares
  outstanding.............8,577,139  8,558,489    8,572,908    8,541,687
                          ----------------------------------------------
Loss per common share
 - from continuing
     operations...........   $(0.49)    $(0.08)      $(0.64)      $(2.42)
 - from discontinued
     operations...........        -       0.01            -            -
- - cumulative accounting
    changes...............        -          -            -            -
				  ----------------------------------------------
- - net.....................   $(0.49)    $(0.07)      $(0.64)      $(2.42)
				  ==============================================
FULLY DILUTED EARNINGS PER COMMON SHARE*
Loss from continuing operations
  applicable to
  common stock............  $(4,198)     $(719)     $(5,490)    $(20,691)
Add - after-tax interest expense
  on 7 1/4% convertible subordinated
  debentures..............      825        825        1,650        1,650
    - dividends payable to ESOP
	assuming conversion to
	common stock......        -         26           26           65
Adjusted loss  from       ----------------------------------------------
  continuing operations...   (3,373)       132       (3,814)     (18,976)
Income (loss) from
  discontinued operations.        -         75            -          (39)
Cumulative effect of
  accounting changes......        -          -            -           23
				  ----------------------------------------------
Net earnings (loss) applicable
  to common stock.........  $(3,373)      $207      $(3,814)    $(18,992)
				  ==============================================
Primary average shares
  outstanding.............8,577,139  8,558,489    8,572,908    8,541,687
Increase in shares
  outstanding assuming
 - conversion of 7 1/4%
    convertible subordinated
    debentures
    at November 13, 1991..2,126,348  2,126,348    2,126,348    2,126,348
- - conversion of ESOP
   convertible preferred
   stock at July 1, 1992..  262,871    262,871      262,871      262,871
				  ----------------------------------------------
Fully diluted average
  shares outstanding.....10,966,358 10,947,708   10,962,127   10,930,906
				 ===============================================
Earnings (loss) per common share
- - from continuing
    operations...........    $(0.31)     $0.01       $(0.35)      $(1.74)
- - from discontinued
    operations...........         -       0.01            -            -
- - cumulative accounting
    changes..............         -          -            -            -
				 -----------------------------------------------
- - net....................    $(0.31)     $0.02       $(0.35)      $(1.74)
				 ===============================================


*The calculations of fully diluted earnings per share for all periods are antidilutive. Therefore, no fully diluted earnings per share are shown on the face of the income statement.