Form 10-Q/A
period 1994-09-30
STANDARD COMMERCIAL CORP
filed 1995-01-19
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549
			   -----------------------
				    FORM 8

		      AMENDMENT TO APPLICATION OR REPORT
		 FILED PURSUANT TO SECTION 12, 14, OR 15(d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934

			   -----------------------
			 Commission File No. 1-9875
			   -----------------------

		       STANDARD COMMERCIAL CORPORATION


			       AMENDMENT NO. 1
			       ---------------

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-Q for the quarter ended September 30, 1994 as set forth below:

Part II, Item 6, EXHIBITS AND REPORTS ON FORM 8-K, is being amended to include the following additional exhibit:

(27) Financial Data Schedule

				 SIGNATURES
				 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 19, 1995

					 STANDARD COMMERCIAL CORPORATION
						  (Registrant)



					 By    /s/    Guy M Ross
					   -----------------------------
						   Vice President

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED      Exhibit 27
FROM THE CONSOLIDATED BALANCE SHEET, CONSOLIDATED STATEMENT OF
INCOME AND RETAINED EARNINGS, AND IS QUALIFIED IN ITS ENTIRETY BY
REFERENCE TO SUCH FINANCIAL STATEMENTS.

Item                           Item                             September 30,
Number                      Description                                 1994    Reference
	       In thousands except per share information
5-02(1)        Cash                                                  $ 31,677       1
5-02(2)        Marketable securities                                      932       1
5-02(3)(a)(1)  Notes and accounts receivable- trade                   235,179       3
5-02(4)        Allowances for doubtful accounts                             0       4
5-02(6)        Inventory                                              382,294       1
5-02(9)        Total current assets                                   658,295       1
5-02(13)       Property, plant and equipment                          133,432       3
5-02(14)       Accumulated depreciation                                     0       4
5-02(18)       Total assets                                           840,903       1
5-02(21)       Total current liabilities                              583,212       1
5-02(22)       Long-term debt and convertible subordinated debentures  99,291       1
5-02(28)       ESOP redeemable preferred stock                          9,200       1
5-02(29)       Preferred stock- no mandatory redemption                     0       1
5-02(30)       Common stock                                             2,187       1
5-02(31)       Other stockholders' equity                             100,419       1
5-02(32)       Total liabilities and equity                           840,903       1
5-03(b)1(a)    Sales                                                  478,298       2
5-03(b)1       Sales                                                  478,298       2
5-03(b)2(a)    Cost of sales                                          447,233       2
5-03(b)2       Cost of sales                                          447,233       2
5-03(b)3       Other costs and expenses                                     0       2
5-03(b)5       Provision for doubtful accounts and notes                    0       4
5-03(b)(8)     Interest and amortization of debt discount                   0       4
5-03(b)(10)    Income (loss) before taxes                               3,279       2
5-03(b)(11)    Income taxes                                            (4,938)      2
5-03(b)(14)    Loss from continuing operations                         (5,248)      2
5-03(b)(15)    Loss from discontinued operations                            0       2
5-03(b)(17)    Extraordinary items                                          0       2
5-03(b)(18)    Cumulative effect of accounting changes                      0       2
5-03(b)(19)    Net loss                                                (5,248)      2
5-03(b)(20)    Loss per share- primary                                  (0.64)      2
5-03(b)(20)    Loss per share- fully diluted                            (0.64)      2


Index to references:
1 - Consolidated balance sheet
2 - Consolidated statement of income and retained earnings
3 - Net balance presented in consolidated balance sheet
4 - Not separately disclosed due to materiality guidelines