Form 10-Q/A
period 1994-09-30
STANDARD COMMERCIAL CORP
filed 1995-02-08
CIK 93319

Amended 10-Q is being filed to include Exhibit 27.



			    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 8, 1995           STANDARD COMMERCIAL CORPORATION
					    (Registrant)


				   By  /s/   Guy M Ross
				  -------------------------------
				  Guy M Ross
				  Vice President and
				    Chief Accounting Officer