Form 10-Q
period 1994-12-31
STANDARD COMMERCIAL CORP
filed 1995-02-17
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED DECEMBER 31, 1994


                         COMMISSION FILE NUMBER 1-9875



                                     [LOGO]
                        STANDARD COMMERCIAL CORPORATION


Incorporated under the laws                   I.R.S. Employer
  of North Carolina                    Identification No. 13-1337610




                2201 MILLER ROAD, WILSON, NORTH CAROLINA  27893

                        Telephone Number (919) 291-5507






Former name, former address and former fiscal year, if changed since last report
- -   Not applicable


On February 1, 1995 the registrant had outstanding 8,678,676 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.


                                                YES X      NO

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)
                                           December 31          March 31
                                         1994        1993         1994
ASSETS
Cash  . . . . . . . . . . . . . . . .    $36,691   $ 31,425     $ 69,802
Current receivables . . . . . . . . .    255,484    253,529      264,511
Inventories . . . . . . . . . . . . .    364,696    423,916      369,332
Prepaid expenses  . . . . . . . . . .      8,292      6,105        5,991
Marketable securities at cost
 (approximate market)                        566      1,917          828

   Current assets . . . . . . . . . .    665,729    716,892      710,464

Property, plant and equipment . . . .    129,873    128,461      128,024
Investment in affiliates  . . . . . .     14,058     18,920       14,601
Other assets  . . . . . . . . . . . .     35,829     33,746       37,682

   Total assets . . . . . . . . . . .   $845,489   $898,019     $890,771

LIABILITIES
Short-term borrowings . . . . . . . .   $423,309   $487,046     $465,361
Accounts payable  . . . . . . . . . .    140,602     98,795      156,917
Taxes accrued . . . . . . . . . . . .     20,279     15,508       17,702

   Current liabilities  . . . . . . .    584,190    601,349      639,980

Long-term debt  . . . . . . . . . . .     33,209     58,857       29,169
Convertible subordinated debentures .     69,000     69,000       69,000
Retirement and other benefits . . . .     17,689     18,084       17,182
Deferred taxes  . . . . . . . . . . .     11,072      8,963       10,640
Commitments and contingencies . . . .         --         --           --

   Total liabilities  . . . . . . . .    715,160    756,253      765,971

MINORITY INTERESTS  . . . . . . . . .     25,858     19,759       20,773

ESOP redeemable preferred stock . . .      9,132      9,200        9,200
Unearned ESOP compensation  . . . . .     (7,193)    (8,026)      (7,822)

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value
 Authorized shares 1,000,000;
 issued 92,005 to ESOP                        --         --           --

Common stock, $0.20 par value
 Authorized shares 100,000,000;
 issued 11,047,559 (December 1993  -
 10,909,523; March 1994 - 10,913,459)      2,210      2,182        2,183

Unearned restricted stock plan
 compensation                               (588)        --         (649)

Additional paid-in capital  . . . . .     36,718     34,818       34,875

Treasury stock 2,369,781 shares
 (2,346,318 at December 1993 and
   March 1994)  . . . . . . . . . . .       (900)      (583)        (583)
Retained earnings . . . . . . . . . .     77,469    101,326       84,807
Cumulative translation adjustments  .    (12,377)   (16,910)     (17,984)
     Total shareholders' equity . . . .  102,532    120,833      102,649

     Total liabilities and equity . . . $845,489   $898,019     $890,771

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                        Third Quarter Ended         Nine months ended
                                             December 31               December 31
                                         1994         1993           1994         1993
Sales - tobacco . . . .               $196,426     $148,759        $479,898    $455,442
      - wool  . . . . .                101,397       84,154         286,542     231,015
      - other . . . . .                  4,057        5,555          13,738      17,237

   Total sales  . . . .                301,880      238,468         780,178     703,694
Cost of sales . . . . .                278,630      217,308         725,863     667,229
Selling, general and
 administrative expenses                17,731       16,774          52,767      56,265
Other income (expense) - net              (847)          84           6,403       3,818

  Income (loss) before taxes             4,672        4,470           7,951     (15,982)
Income taxes  . . . . . . . .           (2,554)      (2,622)         (7,492)     (1,121)

   Income (loss) after taxes             2,118        1,848             459     (17,103)
Minority interests  . . . . .             (736)      (1,623)         (4,663)     (2,607)
Equity in losses of affiliates          (1,086)        (637)           (748)     (1,151)

Income (loss) from continuing
    operations                             296         (412)         (4,952)    (20,861)

Income from discontinued
 operations                                 --          631              --         592

Income (loss) before cumulative
 effect of accounting changes              296          219          (4,952)    (20,269)
Cumulative effect of accounting
 changes                                    --           --              --          23

Net income (loss)  . . . . . .             296          219          (4,952)    (20,246)
ESOP preferred stock dividends
 net of tax                               (121)        (121)           (363)       (363)

Net income (loss) applicable to
 common stock                              175           98          (5,315)    (20,609)


Retained earnings at beginning
 of period                              78,395      101,960          84,807     125,139

Dividends declared  . . . . .           (1,101)        (732)         (2,023)     (3,204)

Retained earnings at end of
 period                                $77,469     $101,326         $77,469    $101,326

Earnings (loss) per common
 share

Primary  - from continuing
           operations                    $0.02       $(0.06)         $(0.62)     $(2.48)
         - from discontinued
           operations                       --        $0.07              --       $0.07
         - net   . . . . . . .           $0.02        $0.01          $(0.62)     $(2.41)
         - average shares
          outstanding                8,619,884    8,562,042       8,588,566   8,548,462

Fully diluted   - from continuing
                  operations                 *            *               *           *
                - from discontinued
                  operations                 *            *               *           *
                - net                        *            *               *           *
                - average shares
                  outstanding                *            *               *           *

Dividends paid per common share .           --        $0.10           $0.20       $0.40



*Not applicable because fully diluted calculations include adjustments which are antidilutive (see Exhibit 11).


The accompanying notes on page 5 are an integral part of these financial statements

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)
                                                  Nine months ended
                                                     December 31
                                               1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss  . . . . . . . . . . . . . . . . .     $(4,952)      $(20,246)
Depreciation and amortization . . . . . . .      11,904         11,492
Minority interests  . . . . . . . . . . . .       4,663          2,607
Deferred income taxes . . . . . . . . . . .           -           (71)
Undistributed earnings of affiliates  . . .         810          1,689
Gain on disposition of property, plant and
 equipment                                       (8,052)        (4,571)
Other . . . . . . . . . . . . . . . . . . .       1,108           (772)
                                                  5,481         (9,872)

Net changes in working capital
   Receivables  . . . . . . . . . . . . . .      14,876         47,220
   Inventories  . . . . . . . . . . . . . .      11,040        (48,174)
   Current payables . . . . . . . . . . . .      (9,061)       (13,631)

CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES                                      22,336        (24,457)

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions       (12,946)       (23,771)
                              -  dispositions     8,359          8,423
Payment for business acquisitions . . . . .        (873)        (2,595)

CASH USED FOR INVESTING ACTIVITIES  . . . .      (5,460)       (17,943)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings  . . . .       8,516         13,180
Repayment of long-term borrowings . . . . .     (15,081)       (13,306)
Net change in short-term borrowings . . . .     (42,052)        29,796
Cash dividends paid*  . . . . . . . . . . .      (1,792)        (3,567)
Other . . . . . . . . . . . . . . . . . . .         422            170

CASH PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES                                     (49,987)        26,273

Decrease in cash for period . . . . . . . .     (33,111)       (16,127)
Cash at beginning of period . . . . . . . .      69,802         47,552

CASH AT END OF PERIOD . . . . . . . . . . .     $36,691        $31,425


*Excludes value of dividends paid in kind . .      $294            $57




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


(bullet) Inventories for the periods shown were comprised of tobacco, wool and other as follows:

                                          December 31        March 31
                    (In thousands)     1994        1993        1994
                    Tobacco          $229,893    $332,217    $268,948
                    Wool              133,359      90,028      98,496
                    Other               1,444       1,671       1,888

                     Total           $364,696    $423,916    $369,332


(bullet) Adoption  of  Statements  of  Financial  Accounting  Standards  (SFAS)
         No 106, Employer's Accounting for Postretirement Benefits other than Pensions, and No 109, Accounting for Income Taxes, effective April 1, 1993 resulted in a net benefit of $23,000 in the nine months ended
         December 31, 1993.   Adoption  of SFAS 109  resulted in a  cumulative
         credit of $3,653,000 and adoption of SFAS 106 resulted in a cumulative charge of $3,630,000.


(bullet) In  December 1993,  the Company  completed the  sale of  its
         Caro-Green Nursery business to Zelenka Nursery Inc. Accordingly, results for the quarter and nine months ended December 31, 1993 reflect the nursery business as a discontinued operation with the following effect:

                                            Period ended December 31, 1993
                    (In thousands)             Quarter       Nine Months
                    Sales                      $1,532          $4,978
                    Pretax operating loss          --             (59)
                    Income tax benefit from
                     operating loss                --              20
                    Gain on disposal, less
                     income taxes of $325         631             631
                    Income from discontinued
                     operations                $  631          $  592


(bullet) As  discussed  in  Note  10  to   the  March  31,  1994  consolidated
         financial statements,  availability  beyond   September  15,  1994
         under credit facilities with various United States and European Banks for a total of up to $400 million had been subject to the closing of a $100 million private placement of long-term, senior
         secured notes.   Because of  market conditions,  the Company  has now
         abandoned its  plan for a debt offering.

         The  Company is in the  process of restructuring all  of its short-term
         credit  facilities.   The  existing syndicated  credit facilities in
         the U.S. have been extended until March 31, 1995, by which time management expects to have in place an asset-based credit facility in the amount of $125 million which will replace the existing U.S. credit facilities. Outside of the United States, the Company has traditionally utilized unsecured offering lines without specific maturity dates. These lines are being restructured into one-year, secured credit facilities which will be committed for specific business purposes. Management believes that the establishment of separate-purpose credit facilities along business and geographic lines will improve the Company's relations with its banks and ensure adequate liquidity for its trading needs.


(bullet) There were  no changes in  accounting policies during the  period ended
         December 31, 1994.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the December 1994 quarter increased by 26.6% to $301.9 million from $238.5 million for the same quarter in 1993. Sales for the most recent nine months were up 10.9% to $780.2 million from $703.7 million for the comparable 1993 period. Net income for the 1994 quarter amounted to $296,000 or $0.02 per share compared to $219,000 or $0.01 per share a year earlier. The 1994 net loss for nine months was reduced to $5.0 million from $20.2 million for the same 1993 period.

Tobacco sales in 1994 increased by 32.0% for the quarter and 5.4% for the nine months compared to the same periods in 1993 because of higher volumes up -- 23.2% for the quarter and 17.9% for the nine months. Higher volumes reflected continued improvement in demand compared to
depressed levels  in 1993.   Average unit  prices for the  1994 quarter
were up 9.9%, but down 11.0% for the nine months compared to 1993 as a result of the Company's emphasis on inventory reduction, changed product mix and the remains of a worldwide surplus of tobacco.

Wool sales for the 1994 quarter increased by 20.5% compared to the same 1993 quarter as a result of firmer pricing and a 9.6% increase in the volume of wool sold. A 24.0% increase in wool sales for the nine months was attributed to firmer pricing and volume being up 5.4% versus the same period in 1993.

Sales for the 1994 third quarter were comprised of 65.1% tobacco, 33.6% wool and 1.3% other businesses compared with 62.4%, 35.3% and 2.3% for the respective components a year earlier. For the 1994 nine months tobacco accounted for 61.5%, wool 36.7% and other businesses 1.8% versus 64.7%, 32.8% and 2.5%, respectively, for the same 1993 period.

Selling, general and administrative expenses increased in the 1994 quarter compared to the same 1993 period primarily because of a $1.2 million reserve for redundancies and writeoff of deferred expenses related to the abandoned bond offering.

For the 1994 nine months, other income included a gain of $8.1 million on asset sales, primarily land and buildings in Korea, compared to $4.6 million for the same period in 1993, which included a gain of approximately $3.2 million on the sale of land and buildings in
Turkey. The resulting effect on net income after taxation and the allocation to minority shareholders was $1.1 million in 1994 and $1.6 million in 1993.

Pretax income of $4.7 million for the quarter and $8.0 million for the nine months ended December 31, 1994 compared to a pretax profit of $4.5 million for the 1993 quarter and a $16.0 million pretax loss for the 1993 nine months. The pretax loss for the 1993 nine months included an inventory provision in cost of sales of $15.8 million and nonrecurring selling, general and administrative expenses of $1.8 million. Interest of $11.8 million and $29.4 million was expensed during the current quarter and nine months, respectively, compared to $8.4 million and $24.9 million in the same prior year periods.

Income taxes for the 1994 nine months included a nonrecurring charge of $1.6 million on dividends remitted by a foreign subsidiary that cannot be offset by foreign tax credits. Also, all four periods were adversely affected by tax charges in areas where profits were earned and minimal relief available in areas where losses were incurred.

Discontinued operations in the 1993 periods included an after-tax gain on sale of Caro-Green Nursery.

Subsequent to September 30, 1994, a one percent stock dividend was declared in lieu of a cash dividend. The stock dividend was distributed on December 29 to shareholders of record on December 2, 1994. Another one percent stock dividend in lieu of a cash dividend was declared on December 2, 1994. This dividend will be distributed on March 15 to shareholders of record on March 1, 1995.

Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results for a full year. The recovery in demand for tobacco continues to improve and business should progressively get back to satisfactory levels. Wool prices and orders have firmed, and favorable market conditions continue.


Financial Condition

Working capital at December 31, 1994 was $81.5 million, down from $115.5 million at December 31, 1993. The decrease since December 1993 was mainly due to net long-term debt repayment of $15 million, net additions to property, plant and equipment of $7 million, and reclassification of $10 million from long-term debt to current. Net additions to property, plant and equipment of $4.6 million for the nine months ended December 31, 1994 included expenditures of $9.3 million for the tobacco business in the United States and Turkey, $3.6 for the wool business in France less $8.4 million for the carrying value of tobacco assets in Korea which were sold.

The Company is continuing to deleverage by reducing its tobacco inventories and related borrowings. Tobacco inventories at December
31, 1994 were down by $102.3 million from December 31, 1993 and down by $39.1 million from the level at March 31, 1994. Wool inventories at December 31, 1994 were up $34.9 million from March 31, 1994 and $43.3 million from December 31, 1993 mainly due to increased wool prices.

As previously announced, the Company has been having discussions with potential acquirers which could result in the sale of its wool business. Although a firm sales price has not been established, a price acceptable to the Company would strengthen its balance sheet and improve its current ratio. It is intended that proceeds of such a sale would be redeployed mainly in the tobacco business, thereby significantly reducing its short-term debt and borrowing costs. At December 31, 1994 the wool business had a net book value of $70 million and short-term borrowings of $126 million.

As discussed in Note 10 to the March 31, 1994 consolidated financial statements, availability beyond September 15, 1994 under credit facilities with various United States and European Banks for a total of up to $400 million had been subject to the closing of a $100 million private placement of long-term, senior secured notes. Because of market conditions, the Company has now abandoned its plan for a debt offering.

The Company is  in the process of  restructuring all of  its short-term
credit facilities.    The existing  syndicated credit  facilities in  the
U.S. have been extended until March 31, 1995, by which time management expects to have in place an asset-based credit facility in the amount of $125 million which will replace the existing U.S. credit facilities. Outside of the United States, the Company has traditionally utilized unsecured offering lines without specific maturity dates. These lines are being restructured into one-year, secured credit facilities which will be committed for specific business purposes. Management believes
that the  establishment of   separate-purpose  credit facilities  along
business and geographic lines will improve the Company's relations with its banks and ensure adequate liquidity for its trading needs.

                      PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS  -  Not applicable

Item 2.   CHANGES IN SECURITIES  -  Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES  -  Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not applicable

Item 5.   OTHER INFORMATION  -  Not applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     a.   Exhibit 11 Computation of Earnings per Common Share.


     b.   Exhibit 27 Financial Data Schedule


     c. The Company did not file any reports on Form 8-K during the quarter.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 1995      STANDARD COMMERCIAL CORPORATION
                                            (Registrant)



                              By        /s/  Guy M Ross
                                   Guy M Ross
                                   Vice President and Chief Accounting Officer

                        STANDARD COMMERCIAL CORPORATION
                                 EXHIBIT INDEX



  Exhibit                      Description                          Page No.

    11             Computation of Earnings Per Common Share            10

    27             Financial Data Schedule                             11