Form 10-K
period 1995-03-31
STANDARD COMMERCIAL CORP
filed 1995-06-29
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 1-9875


                              [Standard Logo Here]


                        STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of                             I.R.S Employer
        North Carolina                            Identification No. 13-1337610

                2201 MILLER ROAD, WILSON, NORTH CAROLINA  27893

                        TELEPHONE NUMBER (919) 291-5507

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS                                     NAME OF EACH EXCHANGE ON WHICH REGISTERED

COMMON STOCK, $0.20 PAR VALUE                                                 NEW YORK STOCK EXCHANGE
7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007                           NEW YORK STOCK EXCHANGE


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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS
INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.  [   ]

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
REGISTRANT:  $69,794,000.

AT MAY 31, 1995 THERE WERE 8,768,557 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 1995 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 8, 1995 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, III AND IV.

                                     PART I


ITEM 1. BUSINESS.

    The Registrant, Standard Commercial Corporation, ("Standard" or "the Company") is engaged principally in the business of purchasing, processing and selling leaf tobacco for sale to domestic and foreign manufacturers of cigarettes and other tobacco products.

    From its beginning in 1910 as a small dealer in oriental tobacco, the Company has expanded through internal growth and acquisitions to become one of the world's largest leaf tobacco dealers. The Company itself does not manufacture cigarettes or other consumer tobacco products. For many years prior to 1978, the Company's operations were conducted almost exclusively outside of the United States. In fiscal 1995, tobacco operations accounted for 97.7% of total revenues, and approximately 35.6% of tobacco revenues resulted from sales by U.S. subsidiaries. The majority of tobacco sales consists of exports from the country of origin.

    Following a policy decision in January 1995 to divest its wool operations as a part of the Company's strategy to deleverage its balance sheet and to enable it to redeploy equity back into the tobacco business, the Company entered into an agreement in principle to sell its entire wool business other than the small specialty fibre unit to Chargeurs of Paris, France. The effective date of sale will be as of April 1, 1995 and it is anticipated that the sale will be completed in August 1995. Consequently, the wool business has been shown as discontinued operations as described fully in the Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 2 to the Notes to Consolidated Financial Statements which are incorporated herein by reference.

    Other than the agreement to sell the wool business there have been no significant changes in business segments since April 1, 1994. Contributions to restated gross revenue from businesses other than tobacco for the past three years have not been material. See "Other Operations and Investments."

    The Company's operations are subject to the usual international business risks, including changing political conditions and currency fluctuations, and exchange controls and import/export restrictions in some countries. The Company takes these factors into account in making its business decisions.

TOBACCO OPERATIONS

    TRENDS IN TOBACCO CONSUMPTION

    In recent years, American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Japan and other Pacific Rim countries), Europe and the Middle East. In Asia, local manufacturers have imported increasing quantities of flue-cured and burley tobacco in order to produce cigarettes to compete with the growing market for imported American-or light-blend cigarettes. In addition, American-or light-blend cigarettes have gained market share in Western Europe. In Eastern Europe, several cigarette manufacturing facilities that were previously state-owned have been sold to multinational cigarette manufacturers, thereby creating new opportunities for leaf merchants.

    Following a period in 1992 and 1993 of significantly increased consumer demand for discount or value-priced cigarettes in the United States and certain other major markets, the U.S. market has stabilized with premium brands having regained market share. Price competition among cigarette manufacturers has remained intense, forcing independent leaf tobacco dealers to expand their ability to obtain less-expensive, foreign-grown tobacco of export quality. Accordingly, sales of foreign grown tobaccos have increased in relation to sales of United States tobaccos. The increased demand for light-blend cigarettes and less expensive tobacco has caused cigarette manufacturers to place greater reliance on the services of internationally strong leaf tobacco dealers that have the ability to purchase, process and sell tobacco on a global basis.

    While worldwide production of American-or light-blend cigarettes is increasing as described above, consumption of cigarettes has declined in certain countries in recent years, especially in the United States and certain other industrialized countries.

    Worldwide cigarette production largely determines the level of demand for leaf tobacco. In recent years, the consumption of cigarettes has stabilized or declined in many industrialized nations but has continued to grow in most developing countries. There has also been increased demand for higher quality cigarettes in Eastern European countries, Turkey and Russia and the other states of the former Soviet Union. Reports regarding the alleged harmful effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertising and smoking in public places, mandatory warning statements and increased taxes on tobacco products, have had and continue to have a negative impact on sales of tobacco products in certain markets. However, the Company believes that its broad customer base and sources of supply help to mitigate the effects of declines in consumption in particular areas of the world, as it has a large amount of business in areas where consumption is on the rise and with established customers who are catering to the increasing demand for light-blend cigarettes by consumers in Asia, Europe and the Middle East.

    PURCHASING

    The tobacco in which the Company deals is grown in approximately 30 countries. Management believes that its diversity in sources of supply, combined with a relatively broad customer base, places it in a particularly strong position worldwide within its industry. The Company relies primarily on revolving lines of bank credit and internal resources to finance its purchases. Quite often the tobacco serves as collateral for the credit. The period of exposure, with some exceptions, generally is limited to a tobacco season lasting only a few months.

    Although most purchases of tobacco are made against specific customer orders or indications of interest, the Company has from time to time purchased tobacco for its own inventory when it believed there was a reasonable opportunity to resell the tobacco at a profit, or when it anticipated its customers' needs before receiving firm orders or indications of interest. Purchases for inventory are generally made in foreign markets. The Company rarely purchases tobacco in the United States without a firm order or indication of interest.
All tobacco purchases are being monitored closely with a goal of reducing the Company's exposure to price fluctuations and to reducing its costs of carrying inventory. For the most part, there are no formal contracts between the Company and its various suppliers of tobacco.

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

    Approximately 60-70% of the Company's tobacco purchases are made against customer orders or indications of interest. This committed inventory should normally total approximately $110-$150 million and the carrying costs are normally reimbursed by the customer. The orders or indications of interest may be written or oral. Historically, tobacco customers have been extremely reliable in honoring these commitments, and the Company believes that its position in respect of its committed tobacco inventories is adequately protected. By the end of fiscal 1995 the Company's committed tobacco inventory was $109 million which is consistent with somewhat lower carrying values and a conscious effort to reduce inventories.

    Argentina, Brazil, China, Greece, Turkey and Thailand are major tobacco producers, but there are no tobacco auctions in these markets. In these markets, with the exception of Brazil where the Company acts as export agent for British-American Tobacco Company (BAT), the Company buys tobacco directly from farmers or agricultural cooperatives in advance of firm orders or indications of interest although such purchases are usually made with some knowledge of its customers' requirements. The Company engages in this type of uncommitted transaction because of the strategic importance of these markets in the tobacco supply system. In order to serve its customers properly, the Company must have a presence in these markets. During fiscal 1995 the Company substantially reduced uncommitted tobacco inventories and its goal is to reduce them further. The Company's uncommitted inventory at March 31, 1995 of $60 million (excluding $25 million of unprocessed tobacco and packing material) was at the high end of the estimated range of $30-$60 million (depending on prevailing market conditions) needed to conduct normal business operations.

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

    As of the end of fiscal 1995, Standard processed its tobacco in three wholly owned plants in the United States and 11 other facilities around the world owned or leased by subsidiaries and affiliates. In addition, Standard has access to other processing plants in which it has no ownership interest. In all cases, tobacco processing is under the direct supervision of Company personnel. From time to time the Company purchases and sells tobacco processed by others.
Modern laboratory facilities are maintained by the Company to assist in selecting tobacco for purchase and to test tobacco during and after processing. In addition, Standard does laboratory testing for a number of its customers and others.

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

    In fiscal 1995, the Company's five largest customers accounted for approximately 56% of total sales from continuing operations, of which Philip Morris Companies, Inc. and Japan Tobacco, Inc. each accounted for more than 10%. Also, in fiscal 1994, Japan Tobacco and Philip Morris Companies each accounted for more than 10% of the Company's total restated sales. BAT was the Company's largest customer in fiscal 1993, and accounted for more than 10% of total restated sales.

    Although there are no formal purchase contracts with any of these customers, the Company has done business with most of them for many years. In the unlikely event that the Company were to lose two or more of its larger customers, it could have a material adverse effect on the Company's business.

    At March 31, 1995 and 1994, the Company had outstanding orders of approximately $109 million and $170 million, respectively, for tobacco in inventory.

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

    Although the consumption of cigarettes has decreased in the United States and some other countries in recent years, cigarette consumption in many countries to which the Company makes considerable sales has increased during the same period. In addition, the consumption of American-or light-blend cigarettes has increased in both Western and Eastern Europe, even though total cigarette consumption has not. Exports of cigarettes from the United States have increased significantly in recent years as well. The Company believes that any materially adverse effect on its business from a significant decrease in consumption in any area in which it does business will be reduced by its worldwide customer base though it is impossible to predict the extent to which any such decrease will affect the Company's business. In addition, governments in many countries continue to raise the excise tax on cigarettes and other tobacco products.

    During fiscal 1995 import quotas were introduced in the United States to aid domestic producers of tobacco. This action coincided with the elimination of the domestic content law enacted in the United States in July 1993 (effective January 1, 1994) which was determined to be in violation of GATT. While in effect, the domestic content law dramatically reduced the demand for tobaccos grown outside of the United States and contributed to the decline in world tobacco prices in 1993. Since foreign tobacco tends to be considerably cheaper than tobacco grown in the United States, this law resulted in a significant cost to domestic cigarette producers. It also disrupted the existing supply and demand balance and resulted in an oversupply of foreign tobacco in the world.
In addition, there were several proposals before Congress to increase the federal excise tax imposed on a pack of cigarettes as much as $2.00 per pack. The likelihood of a tax increase of this magnitude in the near term now appears remote.

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

    Competition for purchasing tobacco varies depending on the market involved. Normally, there are from six to eight buyers at each of the United States flue-cured and burley auctions, representing both leaf tobacco dealers and buying staffs of certain cigarette manufacturers. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to purchase the available tobacco. Among independent leaf tobacco dealers, the principal competitors are Universal Corporation, DIMON Incorporated (formed by the April 1, 1995 merger of Dibrell and Monk-Austin) and Intabex Services Ltd. Of the independent leaf tobacco dealers, the Company believes it ranks third in worldwide market share.

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

    The processing cycle for leaf tobacco is relatively short. Processing is conducted throughout the tobacco purchasing season and is usually complete within two to three months following purchase of the tobacco. Consequently, the components of the Company's working capital relating to purchasing, processing and selling leaf tobacco (for example, tobacco inventory, advances to suppliers and current liabilities such as seasonal lines of credit and accounts payable) reach their peak in the second and third fiscal quarters and accounts receivable, revenues and operating income peak in the third and fourth fiscal quarters. The Company customarily invoices tobacco when it is delivered in accordance with the terms of the contract. Therefore, tobacco inventory will vary from quarter to quarter depending on fluctuations in shipping schedules and the seasonality of the Company's business.

OTHER OPERATIONS AND INVESTMENTS

    The Company is engaged in several other smaller activities: Carolina Home Center, a wholesale/retail building materials and home supply center located in Wilson, North Carolina; and Bela Duty Free Import-Export (89% owned), which is the principal supplier of goods to 50 duty free shops (in which it has interests from 25% to 50%) catering to cross-border travelers in Eastern Europe.

EMPLOYEES

    At March 31, 1995, the Company had a total of approximately 2,005 full-time employees (including approximately 495 in the United States) and approximately 2,595 employed by affiliated tobacco companies. Of the Company's full-time employees, approximately 1,275 are in the tobacco business, approximately 690 are in the wool business and approximately 40 have duties relating to other operations. The tobacco business typically employs an additional 7,000 to 7,700 part-time employees during peak production periods.

    The Company's principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of its hourly employees, many of whom are seasonal. The agreement expires on May 31, 1996. The Company believes its relations with employees covered by this agreement are good. Employees at the French wool plant are also represented by a labor union under an agreement subject to renewal every December 31. The Company believes that its relations with its employees in France are good.

GENERAL

    The Company does not own any material patents, trademarks, licenses, franchises or concessions, nor does it engage in any significant research activity.

    Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and are not anticipated to have, any material effect upon the competitive position of the Company. The Company has initiated programs to comply with regulations not being enforced in certain foreign countries concerning effluent control at its wool mills.

    The Company's consolidated operations are conducted mainly by companies registered in the United States and Europe. Segment information is shown in
Note 19 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2. PROPERTIES.

    Standard's principal corporate offices and the headquarters for its United States tobacco operations are located in Wilson, North Carolina. It also has administrative offices in Godalming (south of London), England.

    The Company generally conducts its tobacco processing operations in facilities near the area of production in the case of tobacco and near its customers in the case of wool. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel.

    The Company believes the properties it uses are generally well-maintained and in good operating condition and are suitable and adequate for the normal growth of its business.

    A current summary showing the principal operating properties owned or leased (as indicated by *) by the Company or its affiliates is shown below:

                                                                               AREA
TOBACCO OPERATIONS                LOCATION                  USE            (SQUARE FEET)
United States                 Wilson, N.C.            Factory/storage        1,008,000
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

DISCONTINUED WOOL OPERATIONS

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

OTHER OPERATIONS

United States                 Wilson, N.C.            Bldg. supply dealer      125,000



ITEM 3. LEGAL PROCEEDINGS.

    The Company has received notice of investigations by Canadian and United States authorities into alleged violations of law relating to the importation, exportation and taxation of tobacco, and has been notified that two of its employees have been charged with violations of Canadian law. The investigation is ongoing and, although the Company has not been notified that it is a target, it has been requested to provide certain documents relating to specified transactions and it is cooperating fully in that regard. The Company does not foresee any claim arising from the proceedings which would have a material effect on its consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the quarter ended March 31, 1995.

              EXECUTIVE OFFICERS OF THE COMPANY AT MARCH 31, 1995

NAME                        AGE                      POSITIONS

Ery W. Kehaya                71           Chairman of the Board
J. Alec G. Murray            58           President and Chief Executive Officer
                                            and Acting Chief Financial Officer
Marvin W. Coghill            61           Chairman - Tobacco Division
J. Anthony Johnston          60           Chairman - Wool Division
Henry R. Grunzke             63           Commercial Director - Wool Division
Thomas M. Evins, Jr.         55           Regional Manager - North & Central
                                            America Tobacco Operations
Guy M. Ross                  62           Vice President and Secretary
Ery W. Kehaya II             42           Vice President and Operations Director
                                            - Tobacco Division
Mark W. Kehaya               27           Vice President
Krishnamurthy Rangarajan     52           Vice President
Keith H. Merrick             41           Treasurer and Assistant Secretary
Hampton R. Poole, Jr.        43           Controller and Assistant Treasurer

    Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 1995 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers is set forth below:

    Mr. Johnston resigned as a director of the Company effective March 1995. He continues to serve as Chairman and Chief Executive Officer of the Wool Division pending completion of sale of the wool business.

    Mr. Ross became Treasurer in 1980 and Secretary in 1981 following the Company's purchase of the American leaf business of Imperial Tobacco Ltd. (UK). He was employed by Imperial for 14 years including 10 as Vice President of Finance and Administration. He became a Vice President of the Company in 1992.

    Ery W. Kehaya II was appointed Vice President in 1992. He became Operations Director - Tobacco Division in 1995 after being named Sales Director in 1993.
He has been an officer of Standard Commercial Tobacco Co., Inc., a subsidiary, for more than five years, serving as Executive Vice President since 1992 and as Senior Vice President-Sales before that. He is the son of Ery W. Kehaya, Chairman of the Board.

    Mark W. Kehaya was appointed Vice President in 1994. Prior to joining the Company in 1993 he was employed at Bankers Trust Company and Fieldstone Private Capital Group as an associate and attended Duke University Fuqua School of Business. He is the son of Ery W. Kehaya, Chairman of the Board.

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

    The above persons will remain in office until the directors' meeting following the annual meeting of shareholders on August 8, 1995.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

ITEM 6 - SELECTED FINANCIAL DATA

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information called for by Items 5, 6 and 7 is contained in the Company's 1995 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

     ITEM                CAPTION IN ANNUAL REPORT                    PAGE NO.

      5            Quarterly Financial Data (Unaudited)                 23
      6            Selected Financial Data                              23
      7            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      7-10

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The data appearing on pages 11 through 21 of the Company's 1995 Annual Report to Shareholders, and the Independent Auditors' Report on page 22, are incorporated herein by reference and made a part hereof.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 1995 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers of the Company follows
Item 4 of Part 1 of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.      Financial Statements:  See Item 8.

         2. Financial Statement Schedules: The financial statement schedules called for under Regulation S-X are either not applicable or the information is included in the data mentioned in Item 8 and incorporated herein by reference.

(b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended March 31, 1995.

(c)      The following exhibits are filed as part of this Report:

         3.      (i)     There is incorporated by reference herein the Company's
                         Restated Articles of Incorporation and the amendment thereof designating the rights, preferences and limitations of the Company's Series A Preferred Stock filed as Exhibits 4(a)(i) and (ii) to the Company's
                         Registration on Form S-8 #33-59760.

                 (ii) There is incorporated by reference herein the Company's amended Bylaws filed as Exhibit 3(ii) to the Company's report on Form 10-K for the year ended March 31, 1994.

         4.      (i)     There is incorporated by reference herein the Company's
                         Shareholder Protection Rights Agreement filed as
                         Exhibit (4) to the Company's Report on Form 8-K dated
                         April 5, 1994.

                 (ii) Master Facilities Agreement dated May 5, 1995 between the Company and certain subsidiaries and Deutsche Bank A.G. and a number of other banks.

                 (iii) Loan and Security Agreement dated as of May 2, 1995 between Standard Commercial Tobacco Co., Inc., a subsidiary of the Company, and NationsBank of Georgia, N.A.

                 (iv) Company Guaranty Agreement dated as of May 2, 1995 with respect to the loan referred to in 4(iii) above.

        10.      Agreement dated May 2, 1995 between the Company and Ery W.
                 Kehaya.

        11.      Computation of Earnings per Common Share.

        13. The Company's Annual Report to Shareholders for the year ended March 31, 1995 which, except for information expressly incorporated by reference into Items 1, 5, 6, 7 and 8 is not deemed to be "filed" as a part of this Report.

        21.      List of subsidiaries.

        23.      Consent of Independent Public Accountants.

        27.      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standard has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STANDARD COMMERCIAL CORPORATION

June 16, 1995                         By:   /s/  J ALEC G MURRAY
                                            J Alec G Murray, President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 16, 1995 by the following persons on behalf of the Registrant in the capacities indicated.


     /s/  J ALEC G MURRAY                           President and Director
      J Alec G Murray                       (Chief Executive Officer and Acting
                                                   Chief Financial Officer)

     /s/  GUY M ROSS                                 Vice President
     Guy M Ross                              (Principal Accounting Officer)

     /s/  ERY W KEHAYA
     Ery W Kehaya                          Chairman of the Board of Directors

     /s/  MARVIN W COGHILL
     Marvin W Coghill                                   Director

    /s/  WILLIAM A ZIEGLER
    William A Ziegler                                   Director


    Henry R Grunzke                                     Director

    /s/  WILLIAM S BARRACK JR
    William S Barrack Jr                                Director

    /s/  THOMAS M EVINS JR
    Thomas M Evins Jr                                   Director

    /s/  CHARLES H MULLEN
    Charles H Mullen                                    Director

    /s/  DANIEL M SULLIVAN
    Daniel M Sullivan                                   Director