Form 10-Q
period 1995-06-30
STANDARD COMMERCIAL CORP
filed 1995-08-14
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
		     Washington, D.C.  20549

			     FORM 10-Q

	       QUARTERLY REPORT UNDER SECTION 13 OR 15
	       OF THE SECURITIES EXCHANGE ACT OF 1934


		FOR THE QUARTER ENDED JUNE 30, 1995


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

On August 10, 1995 the registrant had outstanding 8,857,216 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

				 YES  X        NO
				    -----

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

							    June  30               March  31
						     ----------------------
						     1995              1994              1995
						     ----              ----              ----
ASSETS
Cash..........................................  $  58,668         $  41,677         $  46,753
Receivables...................................    185,178           273,954           154,241
Inventories...................................    199,912           351,454           196,037
Net assets of discontinued operations.........     47,342                 -            56,027
Prepaid expenses..............................      5,270             6,230             2,903
Marketable securities at cost (apprx mkt).....      1,639               933               453
					      -----------------------------------------------
    Current assets............................    498,009           674,248           456,414

Property, plant and equipment.................    102,505           133,263            99,102
Investment in affiliates......................     12,152            14,752            11,844
Other assets..................................     42,413            36,430            41,067
					      -----------------------------------------------
	Total assets..........................   $655,079          $858,693          $608,427
					      ===============================================
LIABILITIES
Short-term borrowings.........................   $278,636          $423,657          $275,429
Current portion of long-term debt.............     11,423            34,008            11,216
Accounts payable..............................    130,162           130,486            79,373
Taxes accrued.................................     16,272            15,698            17,524
					      -----------------------------------------------
	Current liabilities...................    436,493           603,849           383,542

Long-term debt................................     29,670            30,832            26,927
Convertible subordinated debentures...........     69,000            69,000            69,000
Retirement and other benefits.................     13,167            17,283            13,005
Deferred taxes................................      8,963            11,141             9,028
Commitments and contingencies.................          -                 -                 -
					      -----------------------------------------------
	Total liabilities.....................    557,293           732,105           501,502
					      -----------------------------------------------
MINORITY INTERESTS............................     32,651            21,119            31,299
					      -----------------------------------------------
ESOP redeemable preferred stock...............      9,132             9,200             9,132
Unearned ESOP compensation....................     (6,385)           (7,613)           (6,600)
					      -----------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value;
 authorized 1,000,000 shares
  Issued 91,319 to ESOP;
 (June 94-92,005 ; March 95-91,319)
Common stock, $0.20 par value;
 authorized shares 20,000,000
  Issued 11,274,067;
 (June 94 - 10,915,903; March 95 - 11,160,289).     2,255              2,183            2,232
Additional paid-in capital....................     39,903             34,925           38,288
Unearned restricted stock plan compensation...       (483)              (623)            (515)
Treasury stock at cost 2,417,412 shares
  (June 1994 - 2,346,318; March 1995 - 2,393,478)  (1,579)              (583)          (1,233)
Retained earnings.............................     38,392             82,593           50,530
Cumulative translation adjustments............    (16,100)           (14,613)         (16,208)
					      -----------------------------------------------
    Total shareholders' equity................     62,388            103,882           73,094
					      -----------------------------------------------
    Total liabilities and equity..............   $655,079           $858,693         $608,427
					      ===============================================

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

							Three months ended
							     June 30
						      ------------------------
							1995              1994
							----              ----
Sales   - tobacco.................................. $183,745          $146,470
	- other....................................    2,969             4,509
						   ---------------------------
	Total sales................................  186,714           150,979
Cost of sales......................................  173,639           141,107
Selling, general and administrative expenses.......   12,954            12,502
Other income (expense) - net.......................     (889)             (508)
						   ---------------------------
    Loss before taxes..............................     (768)           (3,138)
Income taxes.......................................     (431)              589
						   ---------------------------
    Loss after taxes...............................   (1,199)           (2,549)
Minority interests.................................   (1,160)               11
Equity in earnings of affiliates...................      271               169
						   ---------------------------
    Loss from continuing operations................   (2,088)           (2,369)

Discontinued operations, net of income taxes:
      Income (loss) from operations................   (4,167)            1,198
      Loss from disposal...........................   (4,500)                -
						   ---------------------------
      Net loss.....................................  (10,755)           (1,171)
ESOP preferred stock dividends net of tax..........     (121)             (121)
						   ---------------------------
      Net loss applicable to common stock..........  (10,876)           (1,292)

Retained earnings at beginning of period...........   50,530            84,807
Dividends..........................................   (1,262)             (922)
						   ---------------------------
Retained earnings at end of period.................  $38,392           $82,593
						   ===========================
Earnings (loss) per common share
      Primary - from continuing operations.........   $(0.25)           $(0.29)
	      - from discontinued operations.......    (0.99)             0.14
						   ---------------------------
	      - net................................   $(1.24)           $(0.15)
	      - average shares outstanding.........8,797,639         8,568,676

      Fully diluted - from continuing operations...     *                 *
		    - from discontinued operations.     *                 *
		    - net..........................     *                 *
		    - average shares outstanding...     *                 *

Dividends paid per common share....................     -                $0.10


*Not applicable because fully diluted calculations include adjustments which are antidilutive.



The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

									 Three months ended
									       June 30
									  1995         1994
									  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...........................................................   $(10,755)      $(1,171)
Depreciation and amortization......................................      3,648         2,238
Minority interests.................................................      1,160           (11)
Undistributed earnings of affiliates...............................       (271)         (169)
Gain on disposition of property, plant and equipment...............         (8)          (24)
Loss on disposal of discontinued operation.........................      4,500             -
Other..............................................................     (3,432)         (257)
								   -------------------------
									(5,158)          606
Net changes in working capital
    Receivables....................................................    (33,548)      (14,973)
    Inventories....................................................     (4,200)        9,542
    Current payables...............................................     50,265         4,859
Discontinued operation- noncash charges and working capital changes      4,185        19,475
								   -------------------------
CASH PROVIDED BY OPERATING ACTIVITIES..............................     11,544        19,509
								   -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions..........................     (5,809)       (6,700)
			      - dispositions.......................         75            62
Investing activities of discontinued operation.....................          -          (225)
								   -------------------------
CASH USED FOR INVESTING ACTIVITIES.................................     (5,734)       (6,863)
								   -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings.................................      9,668         2,685
Repayment of long-term borrowings..................................     (6,729)         (766)
Net change in short-term borrowings................................      3,207       (20,329)
Dividends paid.....................................................       (125)       (1,043)
Other..............................................................         84            51
Financing activities of discontinued operation.....................          -       (21,369)
								   -------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...................      6,105       (40,771)
								   -------------------------
Increase (decrease) in cash for period.............................     11,915       (28,125)
Cash at beginning of period........................................     46,753        69,802
								   -------------------------
CASH AT END OF PERIOD..............................................    $58,668       $41,677
								   =========================

The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(BULLET)The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(BULLET)The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. Except for those related to disposal of the wool business, all such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

(BULLET)Inventories for the periods shown were comprised of tobacco and other as follows:

				      June 30                March 31
				---------------------
				1995             1994             1995
				----             ----             ----
	(In thousands)
	Tobacco             $198,411         $261,063         $194,344
	Other                  1,501            1,769            1,693
			     -------          -------          -------
	Total               $199,912         $262,832*        $196,037
			     =======          =======          =======

       *Excludes inventories totaling $88,622 for discontinued wool operations.

(BULLET)There were no changes in accounting policies during the period ended June 30, 1995.

(BULLET)In April 1995, the Company entered into an agreement in principle to sell its wool operations to Chargeurs of Paris, France. A definitive agreement is still being negotiated. The Company is also seeking to dispose of its small specialty fibres unit. Therefore, results of the entire wool business for the first quarter ended June 30, 1995 have been reported as discontinued operations and the year-earlier quarter has been restated accordingly. Because the sales price of the wool business is subject to certain assumptions, estimates were necessary in arriving at the estimated loss on disposal shown below.

								 June 30
								 -------
							      1995      1994
							      ----      ----
	(In thousands)
	Wool sales                                        $110,250   $102,270

	Pretax operating income (loss)                      (3,605)     1,763
	Income taxes                                          (562)      (565)
							    ------     ------
	Operating income (loss)                             (4,167)     1,198
	Estimated loss on disposal-net                      (4,500)         -
							     -----     ------

	Income (loss) from discontinued wool operations    $(8,667)    $1,198
							    ======      =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales from continuing operations of $186.7 million for the June 1995 quarter increased by 23.7% from $151.0 million for the same prior-year quarter. Results for the June 1994 quarter have been restated to treat the wool business as a discontinued operation. Tobacco sales in the current quarter totaled $183.7 million, up 25.4% from $146.5 million a year earlier. The increase resulted from volume and average unit price increases of 6.8% and 17.5%, respectively, resulting from improving market conditions and a change in sales mix. Tobacco sales comprised 98.4% and 97.0% of total sales for the 1995 and 1994 quarters, respectively, and sales by the building supply business and duty free shops accounted for the remainder.



STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

A pretax loss after interest of $0.8 million was incurred in the current quarter compared to a loss of $3.1 million in the 1994 quarter. Interest included in cost of sales and other expenses totaled $6.3 million in the current quarter compared with $6.1 million in the prior year. The operating improvement was attributable to stronger market conditions for tobacco, which resulted in improved margins, partly offset by a small loss in other businesses.

The Company's effective tax rate increased due to profits being earned in taxable locations, while the losses primarily occured in areas for which there was no tax relief.

Minority owners' share of income increased by $1.2 million as a result of profits being earned by the less than 100%-owned subsidiaries against losses incurred a year earlier.

The quarter-to-quarter change in equity in earnings of affiliates was immaterial.

The quarterly results for the discontinued wool operations reflect difficult trading conditions. Wool sales in the 1995 quarter increased 7.8% to $110.3 million from $102.3 million a year earlier, primarily because of increases in average unit prices and a change in sales mix, which more than offset a 23.7% decrease in volume. Although sales increased, margins were depressed, resulting in a pretax operating loss of $3.6 million for the 1995 quarter compared to a pretax operating profit of $1.8 million for the 1994 quarter. Despite the pretax operating loss for wool in the June 1995 quarter, income taxes remained virtually unchanged due to a recently enacted tax increase in France which resulted in an additional deferred tax provision. A $4.5 million adjustment was recorded as loss on disposal in the 1995 quarter to reflect management's current estimate of the net sales proceeds for the wool business. Negotiations of a definitive agreement for sale of the wool business are continuing.

Because of the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of results for a full year.

Financial Condition

Working capital at June 30, 1995 was $61.5 million compared with $70.4 million at June 30,1994 and $72.9 million at March 31, 1995. The decrease since June 30, 1994 is primarily due to the cumulative net loss of $40.1 million, partially offset by depreciation and amortization of $12.7 million for the twelve months and the inclusion of net noncurrent assets of discontinued wool operations in working capital. The decrease in working capital since March 31, 1995 is primarily due to the net loss of $10.8 million for the quarter, partially offset by depreciation and amortization of $3.6 million. Net capital expenditures for continuing operations of $5.7 million for the 1995 quarter were primarily for tobacco facilities in Turkey, Greece and Zimbabwe.

The Company continued its efforts to deleverage its balance sheet by reducing tobacco inventory levels and its borrowings to finance such inventories. Tobacco inventories have declined by $62.7 million since June 1994, while uncommitted tobacco inventories declined from $82.1 million to $68.6 million during the same period.

The Company's credit facilities are believed by management to be adequate for its projected level of business in fiscal 1996.



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

	b.      Exhibit 27 Financial Data Schedule.

	c. The Company did not file any reports on Form 8-K during the quarter.


			     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 1995        STANDARD COMMERCIAL CORPORATION
	(Registrant)



			   By   /s/   Robert E Harrison
			     -------------------------------
			     Robert E Harrison
			     Senior Vice President and Chief Financial Officer



			   By  /s/    Guy M Ross
			     -------------------------------
			     Guy M Ross
			     Vice President and Chief Accounting Officer