Form 10-Q
period 1995-09-30
STANDARD COMMERCIAL CORP
filed 1995-11-13
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                    COMMISSION FILE NUMBER 1-9875


                                LOGO

                  STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of             I.R.S. Employer
     North Carolina               Identification No. 13-1337610


             2201 MILLER ROAD, WILSON, NORTH CAROLINA  27893

                   Telephone Number (919) 291-5507






Former name, former address and former fiscal year, if changed since last report - Not applicable


On November 8, 1995 the registrant had outstanding 8,948,735 shares of Common Stock ($.20 par value)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                   YES    X        NO
                                       --------      --------


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

                                              September  30       March  31
                                            ------------------
                                           1995          1994          1995
                                           ----          ----          ----
ASSETS
Cash.........................................................    $ 40,652     $  31,677     $  46,753
Receivables..................................................     138,326       235,179       154,241
Inventories..................................................     289,832       382,294       196,037
Net assets of discontinued operations........................      47,325             -        56,027
Prepaid expenses.............................................       4,554         8,213         2,903
Marketable securities........................................       1,024           932           453
                                                             ----------------------------------------
    Current assets...........................................     521,713       658,295       456,414

Property, plant and equipment................................      99,990       133,432        99,102
Investment in affiliates.....................................      12,381        15,133        11,844
Other assets.................................................      41,030        34,043        41,067
                                                             ----------------------------------------
    Total assets.............................................   $ 675,114      $840,903      $608,427
                                                             ========================================
LIABILITIES
Short-term borrowings........................................   $ 334,395      $441,162      $275,429
Current portion of long-term debt............................      10,355        24,117        11,216
Accounts payable.............................................      97,144        98,153        79,373
Taxes accrued................................................      16,360        19,780        17,524
                                                             ----------------------------------------
    Current liabilities......................................     458,254       583,212       383,542

Long-term debt...............................................      28,449        30,291        26,927
Convertible subordinated debentures..........................      69,000        69,000        69,000
Retirement and other benefits................................      13,305        17,515        13,005
Deferred taxes...............................................       8,798        11,176         9,028
Commitments and contingencies................................           -             -             -
                                                             ----------------------------------------
    Total liabilities........................................     577,806       711,194       501,502
                                                             ----------------------------------------
MINORITY INTERESTS...........................................      32,155        25,307        31,299
                                                             ----------------------------------------
ESOP redeemable preferred stock..............................       9,132         9,200         9,132
Unearned ESOP compensation...................................      (6,165)       (7,404)       (6,600)
                                                             ----------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized 1,000,000 shares
  Issued 91,319 to ESOP; (Sept 94 - 92,005 ; March 95 - 91,319)
Common stock, $0.20 par value; authorized shares 20,000,000
  Issued 11,389,072; (Sept 94 - 10,936,160; March 95 - 11,160,289)  2,278         2,187         2,232
Additional paid-in capital...................................      41,209        35,235        38,288
Unearned restricted stock plan compensation..................        (460)         (592)         (515)
Treasury stock at cost 2,441,586 shares
  (Sept 1994 - 2,346,318; March 1995 - 2,393,478)............      (1,857)         (583)       (1,233)
Retained earnings............................................      37,828        78,395        50,530
Cumulative translation adjustments...........................     (16,812)      (12,036)      (16,208)
                                                             ----------------------------------------
    Total shareholders' equity...............................      62,186       102,606        73,094
                                                             ----------------------------------------
    Total liabilities and equity.............................    $675,114      $840,903      $608,427
                                                             ========================================

The accompanying notes are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                              Second Quarter Ended          Six months ended
                                                  September 30                September 30
                                              --------------------        ------------------
                                                1995        1994          1995         1994
                                                ----        ----          ----         ----
Sales  - tobacco...................................   $186,528     $137,002     $370,273     $283,472
       - other.....................................      2,053        5,172        5,022        9,681
                                                   --------------------------------------------------
    Total sales....................................    188,581      142,174      375,295      293,153

Cost of sales......................................    173,862       132,459     347,501      273,566
Selling, general and administrative expenses.......     13,157        12,675      26,111       25,177
Other income (expense) - net.......................       (467)        7,334      (1,356)       6,826
                                                   --------------------------------------------------
    Income before taxes............................      1,095         4,374         327        1,236
Income taxes.......................................       (798)       (4,689)     (1,229)      (4,100)
                                                   --------------------------------------------------
      Income (loss) after taxes....................        297          (315)       (902)      (2,864)
Minority interests.................................          9        (3,938)     (1,151)      (3,927)
Equity in earnings of affiliates...................        270           169         541          338
                                                   --------------------------------------------------
    Income (loss) from continuing operations.......        576        (4,084)     (1,512)      (6,453)

Discontinued operations, net of income taxes:
      Income (loss) from operations................     (3,751)            7      (7,918)       1,205
      Gain (loss) from disposal....................      3,751             -        (749)           -
                                                   --------------------------------------------------
    Net income (loss)..............................        576        (4,077)    (10,179)      (5,248)
ESOP preferred stock dividends net of tax..........       (120)         (121)       (241)        (242)
                                                   --------------------------------------------------
      Net income (loss) applicable to common stock.        456        (4,198)    (10,420)      (5,490)

Retained earnings at beginning of period...........     38,392        82,593      50,530       84,807
Dividends declared.................................     (1,020)            -      (2,282)        (922)
                                                   --------------------------------------------------
    Retained earnings at end of period.............    $37,828       $78,395     $37,828      $78,395
                                                   ==================================================
Earnings (loss) per common share
      Primary - from continuing operations.........      $0.05        $(0.49)     $(0.20)      $(0.78)
              - from discontinued operations.......          -             -       (0.98)        0.14
                                                   --------------------------------------------------
              - net................................      $0.05        $(0.49)     $(1.18)      $(0.64)
              - average shares outstanding.........  8,887,613     8,577,139   8,842,626    8,572,908

      Fully diluted - from continuing operations...        *             *           *            *
                    - from discontinued operations.        *             *           *            *
                    - net..........................        *             *           *            *
                    - average shares outstanding...        *             *           *            *

Dividends paid per common share....................          -        $0.10            -       $0.20


*Not applicable because fully diluted calculations include adjustments which are antidilutive.

The accompanying notes are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                        Six months ended
                                                          September 30
                                                        ----------------
                                                         1995      1994
                                                         ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss...................................................    $(10,179)  $(5,248)
Depreciation and amortization..............................       7,843     5,460
Minority interests.........................................       1,151     3,927
Undistributed earnings of affiliates.......................        (541)     (275)
Gain on disposition of property, plant and equipment.......        (209)   (7,968)
Loss on disposal of discontinued operations................         749         -
Other......................................................      (4,369)    2,039
                                                           ----------------------
                                                                 (5,555)   (2,065)
Net changes in working capital
    Receivables............................................      14,719    33,782
    Inventories............................................     (95,086)   (3,366)
    Current payables.......................................      18,901   (36,284)
    Discontinued operations
      - noncash charges and working capital changes........       7,952     5,170
                                                           ----------------------
CASH USED FOR OPERATING ACTIVITIES.........................     (59,069)   (2,763)
                                                           ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions..................      (7,335)   (8,565)
                              - dispositions...............         581     8,127
Payment for business acquisitions..........................         278      (662)
Investment activities of discontinued operations...........           -      (744)
                                                           ----------------------
CASH USED FOR INVESTING ACTIVITIES.........................      (6,476)   (1,844)
                                                           ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings.........................       9,677     3,943
Repayment of long-term borrowings..........................      (9,004)  (12,453)
Net change in short-term borrowings........................      58,966   (18,557)
Dividends paid.............................................        (241)   (1,164)
Other......................................................          46       365
Financing activities of discontinued operations............           -    (5,652)
                                                           ----------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...........      59,444   (33,518)
                                                           ----------------------
Decrease in cash for period................................      (6,101)  (38,125)
Cash at beginning of period................................      46,753    69,802
                                                           ----------------------
CASH AT END OF PERIOD......................................     $40,652   $31,677
                                                           ======================

The accompanying notes are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Bullet) The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(Bullet) The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. Except for those related to disposal of the wool business, all such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

(Bullet) Inventories for the periods shown were comprised of tobacco and other as follows:


                                  September 30    March 31
                                ---------------
    (In thousands)              1995       1994      1995
                                ----       ----      ----
     Tobacco                $288,517   $274,684  $194,344
     Other                     1,315      1,501     1,693
                             -------    -------   -------
        Total               $289,832   $276,185* $196,037
                             =======    =======   =======

    *Excludes inventories totaling $106,109 for discontinued wool operations.

(Bullet) There were no changes in accounting policies during the period ended September 30, 1995.

(Bullet) In April 1995, the Company entered into an agreement in principle to sell its wool operations to Chargeurs of Paris, France, and a definitive agreement was executed in September 1995. The Company is also seeking to dispose of its specialty fibres unit. Therefore, results of the entire wool business for the second quarter and six months ended September 30, 1995 have been reported as discontinued operations and prior year comparable periods have been restated accordingly. Because the sales price of the wool business is subject to certain assumptions, estimates were necessary in arriving at the estimated loss on disposal shown below.

                                          Qtr Ended Sept 30     Six Mos Ended Sept 30
                                          -----------------     ---------------------
    (In thousands)                        1995         1994        1995       1994
                                          ----         ----        ----       ----
     Wool sales                         $93,615      $82,875   $203,865   $185,145

     Pretax operating income (loss)      (4,697)         279     (8,302)     2,042
     Income taxes                           946         (272)       384       (837)
                                         ------       ------     ------    -------
     Operating income (loss)             (3,751)           7     (7,918)     1,205
     Estimated loss on disposal-net       3,751            -       (749)         -
                                          -----       ------     ------    -------
     Income (loss) from
       discontinued wool operations     $   -0-      $     7   $ (8,667)  $  1,205

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales from continuing operations of $188.6 million for the quarter ended September 30, 1995 increased by 32.6% from $142.2 million for the same quarter in 1994. For the current six months, sales increased by 28.0% to $375.3 million from $293.2 million. (Results for 1994 have been restated to treat the wool division as a discontinued operation.) Tobacco sales increased 36.1% for the 1995 quarter and 30.6% for the six months compared to the same periods in 1994 largely reflecting improved industry conditions resulting in higher average prices for 1995 crop purchases and sales. Changes in the sales mix and increases in volume of 1.9% and 4.2% for the 1995 quarter and six months, respectively, also contributed to the rise in sales. Tobacco sales comprised 98.9% and 98.7% of total sales for the 1995 quarter and first half. Sales for the building supply and duty free businesses accounted for the remaining sales.

Pretax operating margins for both the 1995 second quarter and six months increased over comparable prior year periods, excluding a $7.9 million gain on sale of property in 1994, primarily due to a change in sales mix and improved industry conditions. Also, 1994 margins were adversely affected by a world-wide inventory surplus and the Company's emphasis on inventory reduction. Income before taxes was $1.1 million in the current quarter compared to $4.4 million a year earlier. For the 1995 six months, income before tax was $327,000 versus $1.2 million in 1994. Interest of $8.8 million and $17.8 million was expensed during the 1995 quarter and six months, respectively, compared with $7.8 million and $13.9 million in the same prior-year periods.

Income taxes for the 1994 quarter and six months included a nonrecurring charge of $1.6 million on dividends remitted by a foreign subsidiary that could not be offset by foreign tax credits and $3.5 million on the property sale. Also, tax charges or credits for the periods vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. Minority interest in 1994 includes the effect of the aforementioned sale of property.

Income from continuing operations for the 1995 quarter totaled $576,000 compared to a loss of $ 4.1 million in the year-earlier quarter. Loss from continuing operations for the 1995 six months amounted to $1.5 million compared to a loss of $6.5 million in the same 1994 period. After adjustment for the results of discontinued operations, net income for the quarter was $576,000 compared to a net loss of $4.1 million in 1994. Net loss for the current six months was $10.2 million, including a loss on discontinued operations of $8.7 million, compared to a net loss of $5.2 million in 1994, which included income from discontinued operations of $1.2 million.

Results for the discontinued wool operations reflect continued difficult trading conditions in the 1995 second quarter. Though wool sales in the quarter increased 13.0% and 10.1% year to date over the same periods in 1994, a continued decline in world-wide prices resulted in losses from operations of $3.8 million and $7.9 million compared to income of $7,000 and $1.2 million for the same periods a year earlier. Because the sale of the wool business is expected to be completed under the terms of the definitive agreement announced in September 1995, the operating loss in the 1995 second quarter was offset against the estimated loss on disposal recorded in the June quarter. However, the $2.4 million performance-related portion of the $6 million contingent element of the $51 million purchase price will not be fully realized unless there is sharp improvement in wool trading conditions over the next four months.

Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results for a full year.

Financial Condition

Working capital at September 30, 1995 was $63.5 million, compared to $75.1 million at September 30, 1994, and $72.9 million at March 31, 1995. The decrease from 1994 is primarily attributable to cumulative net losses. Capital expenditures of $7.3 million for the six months ended September 30, 1995 were primarily for the tobacco business in Turkey which have been financed with a new $6.0 million long-term facility arranged by the local subsidiary. Tobacco inventories at September 30, 1995 were up by $13.8 million from September 30, 1994 as a result of higher prices paid for 1995 crop purchases, and up $94.2 million from March 31, 1995, which normally is the low point in the seasonal cycle.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          - Not applicable

        a. An annual meeting of shareholders was held on August 8, 1995.

        b.  Not required.

        c. 1. Four persons nominated by management were elected as directors without opposition as follows:


             Nominee                        Votes For  Votes Withheld  Broker Nonvotes
             -------                        ---------  --------------  ---------------
      For a two-year term expiring in 1997
             Daniel M Sullivan              7,361,084      6,172            -0-
      For a three-year term expiring in 1998
             William S Barrack Jr           7,352,701     14,555            -0-
             Charles H Mullen               7,359,236      8,020            -0-
             J Alec G Murray                7,351,697     15,559            -0-


            2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1996 was approved by a vote of 7,356,617 shares in favor, 2,645 shares against and 7,994 shares abstaining. There were no broker nonvotes.

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

Dated: November 10, 1995           STANDARD COMMERCIAL CORPORATION
                                          (Registrant)


                                   By    /s/    Robert E Harrison
                                     ----------------------------
                                     Robert E Harrison
                                     Senior Vice President and
                                       Chief Financial Officer


                                   By    /s/    Guy M Ross
                                     ----------------------------
                                     Guy M Ross
                                     Vice President and
                                       Chief Accounting Officer