Form 10-Q
period 1995-12-31
STANDARD COMMERCIAL CORP
filed 1996-02-13
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTER ENDED DECEMBER 31, 1995


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


On February 5, 1996 the registrant had outstanding 9,041,455 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) had been subject to such filing requirements for the past 90 days.



                             YES   X               NO
                                -------              -------


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

                                                              December 31        March 31
                                                           -----------------
                                                           1995         1994         1995
                                                           ----         ----         ----
ASSETS
Cash..................................................  $ 63,305       $ 36,691  $ 56,214
Receivables...........................................   242,537        255,484   210,863
Inventories...........................................   334,191        364,696   345,410
Prepaid expenses......................................     4,298          8,292     3,995
Marketable securities at cost (approximate market)....     1,280            566       471
                                                      -----------------------------------
    Current assets....................................   645,611        665,729   616,953

Property, plant and equipment.........................   139,268        129,873   134,407
Investment in affiliates..............................    13,360         14,058    12,905
Other assets..........................................    30,924         35,829    49,224
                                                      -----------------------------------
    Total assets......................................  $829,163       $845,489  $813,489
                                                      ===================================
LIABILITIES
Short-term borrowings.................................  $404,461       $423,309  $378,955
Current portion of long-term debt.....................    10,699         23,130    11,899
Accounts payable......................................   156,282        117,472   145,083
Taxes accrued.........................................    21,271         20,279    26,955
                                                      -----------------------------------
    Current liabilities...............................   592,713        584,190   562,892

Long-term debt........................................    35,221         33,209    32,403
Convertible subordinated debentures...................    69,000         69,000    69,000
Retirement and other benefits.........................    18,652         17,689    17,791
Deferred taxes........................................    12,082         11,072    12,585
Commitments and contingencies.........................         -              -         -
                                                      -----------------------------------
    Total liabilities.................................   727,668        715,160   694,671
                                                      -----------------------------------
MINORITY INTERESTS....................................    25,248         25,858    31,336
                                                      -----------------------------------
ESOP redeemable preferred stock.......................     8,748          9,132     9,132
Unearned ESOP compensation............................    (6,165)        (7,193)   (6,600)
                                                      -----------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value
  Authorized shares 1,000,000; issued 91,319 to ESOP
    (December 1994 - 92,005)..........................         -              -         -
Common stock, $0.20 par value
  Authorized shares 100,000,000; issued 11,506,294
  (December 1994 - 11,047,559; March 1995 - 11,160,289)    2,301          2,210     2,232
Unearned restricted stock plan compensation...........      (464)          (588)     (548)
Additional paid-in capital............................    42,577         36,718    38,288
Treasury stock 2,466,001 shares (2,369,781 at
  December 1994 and 2,393,748 at March 1995)..........    (2,147)          (900)   (1,233)
Retained earnings.....................................    38,405         77,469    50,530
Cumulative translation adjustments....................    (7,008)       (12,377)   (4,319)
                                                      -----------------------------------
    Total shareholders' equity........................    73,664        102,532    84,950
                                                      -----------------------------------
    Total liabilities and equity......................  $829,163       $845,489  $813,489
                                                      ===================================

The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                                              Third Quarter Ended    Nine months ended
                                                                   December 31           December 31
                                                                1995        1994      1995        1994
                                                                ----        ----      ----        ----
Sales - tobacco............................................  $271,745   $196,426   $642,018   $479,898
      - nontobacco.........................................   105,810    105,454    314,698    300,280
                                                           -------------------------------------------
    Total sales............................................   377,555    301,880    956,716    780,178
Cost of sales..............................................   351,244    278,630    901,170    725,863
Selling, general and administrative expenses...............    18,701     17,731     55,850     52,767
Restructuring charges......................................    12,500          -     12,500          -
Other income (expense) - net...............................    (1,362)      (847)    (1,422)     6,403
                                                           -------------------------------------------
    Income (loss) before taxes.............................    (6,252)     4,672    (14,226)     7,951
Income taxes...............................................    (1,676)    (2,554)    (2,522)    (7,492)
                                                           -------------------------------------------
    Income (loss) after taxes..............................    (7,928)     2,118    (16,748)       459
Minority interests.........................................    (1,112)      (736)    (2,263)    (4,663)
Equity in earnings (losses) of affiliates..................         -     (1,086)       541       (748)
                                                           -------------------------------------------
    Income (loss) from continuing operations...............   (9,040)        296    (18,470)    (4,952)
Discontinued operations....................................   10,799           -     10,050          -
                                                           -------------------------------------------
    Net income (loss)......................................    1,759         296     (8,420)    (4,952)
ESOP preferred stock dividends net of tax..................     (117)       (121)      (358)      (363)
                                                           -------------------------------------------
    Net income (loss) applicable to common stock...........    1,642         175     (8,778)    (5,315)

Retained earnings at beginning of period...................     37,828    78,395     50,530     84,807
Dividends declared.........................................     (1,065)   (1,101)    (3,347)    (2,023)
                                                           -------------------------------------------
    Retained earnings at end of period.....................    $38,405   $77,469    $38,405    $77,469
                                                           ===========================================
Earnings (loss) per common share
    Primary - from continuing operations...................     $(1.02)    $0.02     $(2.12)    $(0.62)
            - from discontinued operations.................      $1.20         -      $1.13          -
            - net..........................................      $0.18     $0.02     $(0.99)    $(0.62)

       - average shares outstanding........................  8,973,623 8,619,884  8,888,292  8,588,566

  Fully diluted - from continuing operations...............          *         *          *          *
                - from discontinued operations.............          *         *          *          *
                - net......................................          *         *          *          *
                - average shares outstanding...............          *         *          *          *

Dividends paid per common share............................          -         -          -      $0.20


*Not applicable because fully diluted calculations include antidilutive adjustments.


The accompanying notes on page 5 are an integral part of these financial statements


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                               Nine months ended
                                                                  December 31
                                                                1995        1994
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss...................................................   $(8,420)    $(4,952)
Depreciation and amortization..............................    19,391      11,904
Minority interests.........................................     2,262       4,663
Deferred income taxes......................................      (502)          -
Undistributed earnings (losses) of affiliates..............      (540)        810
Discontinued operations....................................   (10,050)          -
Gain on disposition of property, plant and equipment.......    (1,145)     (8,052)
Other......................................................      (189)      1,108
                                                           ----------------------
                                                                  807       5,481

Net changes in working capital
    Receivables............................................    (7,170)     14,876
    Inventories............................................    12,753      11,040
    Current payables.......................................    (1,060)     (9,061)
                                                           ----------------------
CASH PROVIDED BY OPERATING ACTIVITIES......................     5,330      22,336
                                                           ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions..................    (9,349)   (12,946)
                              - dispositions...............     2,883      8,359
Minority interest..........................................    (7,740)         -
Business (acquisitions) dispositions.......................       279       (873)
                                                           ---------------------
CASH USED FOR INVESTING ACTIVITIES.........................   (13,927)    (5,460)
                                                           ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings.........................     9,658     8,516
Repayment of long-term borrowings..........................   (12,226)  (15,081)
Net change in short-term borrowings........................    20,133   (42,052)
Cash dividends paid........................................      (362)   (1,792)
Other......................................................    (1,515)      422
                                                           --------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...........    15,688   (49,987)
                                                           --------------------
Increase (decrease) in cash for period.....................     7,091   (33,111)
Cash at beginning of period................................    56,214    69,802
                                                           --------------------
CASH AT END OF PERIOD......................................   $63,305   $36,691
                                                           ====================


The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(BULLET)The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. Except for reversal of provisions relating to disposal of the wool business, all such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

(BULLET)The financial statements have been restated to reflect reinstatement of the wool business as a continuing operation.

(BULLET)Reinstatement of the wool division as a continuing operation resulted in a review of the corporate structure and determination that a restructuring of nontobacco operations and certain asset write-offs were necessary with the following effect on net income:

 (In millions)
  Restructuring operations (net of $1.5 million tax)   $5.9
  Reduction of Wool Division goodwill                   3.6
  Write off deferred wool-sale transaction costs        1.5
                                                       ----
     Total                                            $11.0
                                                       ====
(BULLET)Inventories for the periods shown were as follows:

                               December 31      March 31
     (In thousands)      1995         1994          1995
      Tobacco        $230,734     $229,893      $194,344
      Nontobacco      103,457      134,803       151,066
                      -------      -------       -------
       Total         $334,191     $364,696      $345,410
                      =======      =======       =======

(BULLET)There were no changes in accounting policies during the period ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

Sales for the December 1995 quarter increased by 25.1% to $377.6 million from $301.9 million for the same quarter in 1994. Sales for the most recent nine months were up 22.6% to $956.7 million from $780.2 million for the comparable 1994 period. Net income for the 1995 quarter amounted to $1.8 million or $0.18 per share compared to $296,000 or $0.02 per share a year earlier. The 1995 loss for nine months was $8.4 million compared to a loss of $5.0 million during the corresponding 1994 period.

Tobacco sales increased by 38.3% for the 1995 quarter and 33.8% for the nine months compared to the same periods in 1994. Tobacco pretax operating margins for both the 1995 third quarter and nine months continued to improve over the comparable prior-year periods. The increase in sales and margins were due to improved industry conditions and mix of sales, whereas 1994 margins were adversely affected by the remnants of a worldwide inventory surplus and the Company's emphasis on inventory reduction. Nontobacco sales were up by 0.3% and 4.8% during the 1995 third quarter and nine months over the same prior year periods.
However, exceedingly difficult wool trading conditions in 1995 resulted in a disappointing drop in operating margins compared to the same 1994 periods.

Before restructuring charges, as explained below, the pretax and after tax income for the 1995 quarter were $6.2 million and $3.1 million compared to $4.7 million and $2.1 million in the corresponding 1994 quarter. For the nine months, excluding restructuring charges, the pretax loss for 1995 was $1.7 million ($5.8 million after tax) compared to a profit of $8.0 million ($459,000 after tax) in 1994. The 1994 nine months included a pretax gain on asset sales included in other income of $8.1 million
($1.1 million net of tax and minority interest). Interest of $12.1 million and $35.2 million was expensed in the 1995 quarter and nine months, respectively, compared with $11.8 million and $29.4 million in the same prior-year periods.

As announced in December 1995, the Company and Chargeurs, a French public company, allowed the sale-purchase agreement of Standard's wool business to lapse due to difficulty in obtaining certain regulatory approvals. As a result, the Company implemented a reorganization plan for its nontobacco businesses and determined that a pretax restructuring charge of $12.5 million was appropriate. This charge is specifically for closure of facilities and write-off of certain assets ($7.4 million), writing down impaired goodwill ($3.6 million) and write-off of deferred wool-sale transaction costs ($1.5 million). The primary basis for this charge was the reduced market value of the wool business determined by third-party negotiations. By reorganizing its nontobacco operations, the Company expects a quicker return to profitability of this segment.

Income taxes for the 1995 quarter and nine months include a credit of $1.5 million relating to restructuring charges whereas the 1994 nine months included a nonrecurring charge of $1.6 million on dividends remitted by a foreign subsidiary that could not be offset by foreign tax credits. Also, all four periods were adversely affected by tax charges in areas where profits were earned and minimal relief available in areas where losses were incurred.

Discontinued operations for the 1995 quarter and nine months include reversal of provisions of $10.8 million and $10.1 million made during the current year ($759,000) and at March 31, 1995 ($10.1 million) towards the estimated net loss on sale of the wool business.

Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results for a full year.

Financial Condition

Working capital at December 31, 1995 was $52.9 million compared to $81.5 million at December 31, 1994. The decrease was mainly due to the repayment of long-term borrowings ($14.0 million), liquidation proceeds due to a minority partner in Korea ($7.7 million) and net capital expenditures ($6.5 million). Capital expenditures included $8.8 million for the tobacco business, a major part of which have been financed with a new $6 million long-term facility arranged by the local subsidiary in Turkey. Despite paying higher prices for 1995 crop purchases, the December year-to-year tobacco inventory was up by less than $1 million. March 31 is generally the cyclical low point for inventories.

The Company's credit facilities are believed by management to be adequate for its projected level of business in fiscal 1996, and it is expected that the facilities will be renewed for fiscal 1997 prior to the June 1996 expiry.



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

Dated: February 13, 1996        STANDARD COMMERCIAL CORPORATION
                                         (Registrant)


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