Form 10-K
period 1996-03-31
STANDARD COMMERCIAL CORP
filed 1996-06-28
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                          COMMISSION FILE NUMBER 1-9875

                           [STANDARD COMMERCIAL LOGO]

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

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
REGISTRANT:  $47,074,000.

AT MAY 31, 1996 THERE WERE 9,137,200 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 1996 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 13, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, III AND IV.

                                     PART I

ITEM 1.    BUSINESS.

           The Registrant (referred to herein as "Standard" or the "Company") is principally engaged in two international businesses - tobacco and wool.

           From its beginning in 1910 as a small dealer in oriental tobacco, the Company has expanded through internal growth and acquisitions and is the world's third largest leaf tobacco dealer. The Company does not manufacture cigarettes or other consumer tobacco products. For many years prior to 1978, the Company's operations were conducted almost exclusively outside of the United States. In fiscal 1996, tobacco operations accounted for 68% of total revenues, and approximately 39% of tobacco revenues resulted from sales by U.S. subsidiaries. The majority of tobacco sales consists of exports from the country of origin.

           As a result of acquisitions commencing in 1985, the Company has also created a major integrated group of wool companies which purchase, process and sell wool to topmakers and spinners of yarn used in the manufacture of worsted and woolen products. The Company is one of the world's largest handlers of wool. The Company does not raise sheep or produce textile products. In fiscal 1996, wool operations accounted for 31% of total revenues, and 2% of wool revenues resulted from sales by its U.S. subsidiary.

           An agreement to sell the wool business in fiscal 1995 lapsed due to difficulty in obtaining certain regulatory approvals. Results of wool operations were reinstated as continuing operations in the December 1995 quarter.

           Other than the reinstatement of the wool business as continuing operations there have been no significant changes in business segments since April 1, 1995. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material. See "Other Operations and Investments."

           The Company's operations are subject to the usual international business risks, including changing political conditions and currency fluctuations, and exchange controls and import/export restrictions in some countries. The Company takes these factors into account in making its business decisions.

TOBACCO OPERATIONS

           TRENDS IN TOBACCO CONSUMPTION

           In recent years, American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Japan and other Pacific Rim countries), Europe and the Middle East. In Asia, local manufacturers have imported increasing quantities of flue-cured and burley tobacco in order to produce cigarettes to compete with the growing market for imported American- or light-blend cigarettes. In addition, American- or light-blend cigarettes have gained market share in Western Europe. In Eastern Europe, several cigarette manufacturing facilities that were previously state-owned have been sold to multinational cigarette manufacturers, thereby creating new opportunities for leaf merchants.

           Following a period in 1992 and 1993 of significantly increased consumer demand for discount or value-priced cigarettes in the United States and certain other major markets, the U.S. market has stabilized with premium brands having regained market share. Price competition among cigarette manufacturers has remained intense, forcing independent leaf tobacco dealers to expand their ability to obtain less-expensive, foreign-grown tobacco of export quality. Market expansion has caused international cigarette manufacturers to place greater reliance on the services of internationally strong leaf tobacco dealers that have the ability to purchase, process and sell tobacco on a global basis.

           While worldwide production of American- or light-blend cigarettes is increasing as described above, consumption of cigarettes has declined in certain countries in recent years, especially in the United States and certain other industrialized countries.

           Worldwide cigarette production largely determines the level of demand for leaf tobacco. In recent years, the consumption of cigarettes has stabilized or declined in many industrialized nations but has continued to grow in most developing countries. There has also been increased demand for higher quality cigarettes in Eastern European countries, Turkey and Russia and the other states of the former Soviet Union. Reports regarding the alleged harmful effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertising and smoking in public places, mandatory warning statements and increased taxes on tobacco products, have had and continue to have a negative impact on sales of tobacco products in certain markets. However, the Company believes that its broad customer base and sources of supply help to mitigate the effects of declines in consumption in particular areas of the world, as it has a large amount of business in areas where consumption is rising and with established customers who are catering to the increasing demand for light-blend cigarettes by consumers in Asia, Europe and the Middle East.

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

           Approximately 60-70% of the Company's tobacco purchases are made against customer orders or indications of interest. This committed inventory should normally total approximately $110-$150 million and the carrying costs are normally reimbursed by the customer. The orders or indications of interest may be written or oral. Historically, tobacco customers have been extremely reliable in honoring these commitments, and the Company believes that its position in respect of its committed tobacco inventories is adequately protected. By the end of fiscal 1996 the Company's committed tobacco inventory was $120 million which is consistent with somewhat lower carrying values and a conscious effort to reduce inventories.

           Argentina, Brazil, China, Greece, Turkey and Thailand are major tobacco producers, but there are no tobacco auctions in these markets. In these markets, with the exception of Brazil where the Company acts as export agent for Souza Cruz, an affiliate of British-American Tobacco Company, the Company buys tobacco directly from farmers or agricultural cooperatives in advance of firm orders or indications of interest although such purchases are usually made with some knowledge of its customers' requirements. The Company engages in this type of uncommitted transaction because of the strategic importance of these markets in the tobacco supply system. In order to serve its customers properly, the Company must have a presence in these markets. During fiscal 1996 the Company substantially reduced uncommitted tobacco inventories to $31 million at March 31, 1996 (excluding $10 million of unprocessed tobacco and packing material) which is in line with the estimated range of $30-$60 million (depending on prevailing market conditions) needed to conduct normal business operations.

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

           As of the end of fiscal 1996, Standard processed its tobacco in three wholly-owned plants in the United States and 16 other facilities around the world owned or leased by subsidiaries and affiliates. In addition, Standard has access to other processing plants in which it has no ownership interest. In all cases, tobacco processing is under the direct supervision of Company personnel. From time to time the Company purchases and sells tobacco processed by others. Modern laboratory facilities are maintained by the Company to assist in selecting tobacco for purchase and to test tobacco during and after processing. In addition, Standard does laboratory testing for a number of its customers and others.

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

           In fiscal 1996, the Company's five largest customers accounted for approximately 39% of total sales (57% of tobacco sales). In 1996, one customer accounted for 17% of total sales (1995 - 14%). In 1994, another customer accounted for 10% of total sales.

           Although there are no formal purchase contracts with any of these customers, the Company has done business with most of them for many years. In the unlikely event that the Company were to lose two or more of its larger customers, it could have a material adverse effect on the Company's business.

           At March 31, 1996 and 1995, the Company had outstanding orders of approximately $120 million and $109 million, respectively, for tobacco in inventory.

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

           Although the consumption of cigarettes has decreased in the United States and some other countries in recent years, cigarette consumption in many countries to which the Company makes considerable sales has increased during the same period. In addition, the consumption of American- or light-blend cigarettes has increased in both Western and Eastern Europe, even though total cigarette consumption has not. Exports of cigarettes from the United States have increased significantly in recent years as well. The Company believes that any materially adverse effect on its business from a significant decrease in consumption in any area in which it does business will be reduced by its worldwide customer base though it is impossible to predict the extent to which any such decrease will affect the Company's business. In addition, governments in many countries continue to raise the excise tax on cigarettes and other tobacco products.

           During fiscal 1996 import quotas were introduced in the United States to aid domestic producers of tobacco. This action coincided with the elimination of the domestic content law enacted in the United States in July 1993 (effective January 1, 1994) which was determined to be in violation of GATT. While in effect, the domestic content law dramatically reduced the demand for tobaccos grown outside of the United States and contributed to the decline in world tobacco prices in 1993. Since foreign tobacco tends to be considerably cheaper than tobacco grown in the United States, this law resulted in a significant cost to domestic cigarette producers. It also disrupted the existing supply and demand balance and resulted in an oversupply of foreign tobacco in the world. In addition, there were several proposals before Congress to increase the federal excise tax imposed on a pack of cigarettes as much as $2.00 per pack. The likelihood of a tax increase of this magnitude in the near term now appears remote.

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

           Competition for purchasing tobacco varies depending on the market involved. Normally, there are from six to eight buyers at each of the United States flue-cured and burley auctions, representing both leaf tobacco dealers and buying staffs of certain cigarette manufacturers. The number of competitors in foreign markets varies from country to country, but there is competition in all areas to purchase the available tobacco. Among independent leaf tobacco dealers, the principal competitors are Universal Corporation, DiMon Incorporated (formed by the April 1, 1995 merger of Dibrell Brothers and Monk-Austin) and Intabex Services Ltd. Of the independent leaf tobacco dealers, the Company believes it ranks third in worldwide market share.

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

WOOL

           GENERAL

           Following a policy decision in January 1995 to divest its wool operations as a part of the Company's strategy to deleverage its balance sheet, the Company subsequently entered into an agreement to sell its wool business to Chargeurs of Paris, France. Due to difficulty in obtaining certain regulatory approvals the seller and purchaser jointly announced in December 1995 that they had allowed the agreement to lapse.

           The Company entered the wool business in 1985 through a series of acquisitions to diversify into a line of business that would complement its traditional operations. The Company does not raise sheep or produce textile products. Like the tobacco business, the wool business involves the worldwide purchase, value-added processing and sale of an agricultural commodity. Like the tobacco business of 35 to 40 years ago, the wool industry is highly fragmented, with a large number of small dealers handling wool, often from limited origins. From the outset, Standard's strategy was to build a large international network, primarily through the acquisition of well established dealers and processors. The Company believes that as a result of its acquisitions and the consolidation of the wool industry, which is continuing, it has become one of the largest dealers and processors, handling wool from 10 major producing areas, of which the most significant are Australia, New Zealand, South Africa, South America and the United Kingdom. Standard owns and operates processing facilities in six countries, including scouring mills in Australia, New Zealand, South Africa and the United Kingdom and combing mills in Chile and France. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

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

           Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpike of 848,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and establishing the market conditions necessary for a correction in what had become a major imbalance between supply and demand. At present, Wool International, an organization created by the Australian government, is responsible for the reduction of the stockpile, which on May 31, 1996 totaled 269,500 metric tons (the equivalent of approximately 40 % of one year's Australian production). This stockpile is scheduled to be reduced at a fixed rate to reach a level of 184,000 metric tons by June 1997, at which point the disposal rate will be adjusted as appropriate.

           Worldwide wool production in 1996 was below current demand for the second consecutive year, and production by the five major wool exporting countries has declined by 15% over the past five years. As a result, since 1992, all surplus stocks around the world have been sold with the exception of the stockpile in Australia.

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

           PROCESSING

           Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be used to make finished products. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to customer specifications. The scouring is done at the Company's plants in Australia, New Zealand, South Africa and the United Kingdom or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France and by commission combers in Argentina, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a valuable byproduct.

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

           SELLING

           The Company currently derives approximately 62% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. Processed wool (i.e., scoured and tops) accounts for approximately 61% of the Company's wool revenues, followed by greasy wool - 31%, specialty fibers - 7% and lanolin - 1%. Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to West European yarn spinners for processing and sale to manufacturers of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounts for less than 1% of total consolidated sales and 3% of its total wool sales for fiscal 1996. Sales are typically made in local currencies of the customers.

           The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months.

           At March 31, 1996 and 1995, the Company had outstanding orders for wool of approximately $140 million and $136 million, respectively.

           COMPETITION

           The wool trading and first stage processing industry is more fragmented than the leaf tobacco business. Major competitors include Chargeurs, a publicly traded French company, Bremer Woll-Kaemmerei, A.G., a German public company, and a number of Japanese trading firms. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. The Company believes that its processing and marketing capabilities and buying and trading expertise enable it to compete effectively, and that its broad geographical base enables it to react quickly to price changes and to supply wool or similar types and blending quality from different countries or areas.

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

OTHER OPERATIONS AND INVESTMENTS

           The Company is engaged in one other smaller activity: Carolina Home Center, a wholesale/retail building materials and home supply center located in Wilson, North Carolina. The Company has ceased operating Bela Duty Free Import-Export (89% owned), and has sold its interest in approximately 50 duty free shops (in which it had interests of from 25% to 50%) to the other joint owners. Neither of these ventures are a part of the Company's long-term strategy.

EMPLOYEES

           At March 31, 1996, the Company had a total of approximately 2,285 full-time employees (including approximately 515 in the United States) and approximately 2,300 employed by affiliated tobacco companies. Of the Company's full-time employees, approximately 1,610 are in the tobacco business, approximately 640 are in the wool business and approximately 35 have duties relating to other operations. The tobacco business typically employs an additional 6,700 to 6,800 part-time employees during peak production periods.

           The Company's principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of its hourly employees, many of whom are seasonal. The agreement expires on May 31, 1999. The Company believes its relations with employees covered by this agreement are good. Employees at the French wool plant are also represented by a labor union under an agreement subject to renewal every December 31. The Company believes that its relations with its employees in France are good.

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

           The Company's consolidated operations are conducted mainly by companies registered in the United States and Europe. Segment information is shown in Note 18 of the Notes to the Consolidated Financial Statements and is incorporated herein by reference.

ITEM 2.    PROPERTIES.

           Standard's principal corporate offices and the headquarters for its United States tobacco operations are located in Wilson, North Carolina. It also has administrative offices in Godalming (south of London), England.

           The Company conducts its tobacco processing operations in facilities near the area of production in the case of tobacco and near its customers in the case of wool. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel.

           The Company believes the properties it uses are generally well-maintained and in good operating condition and are suitable and adequate for the normal growth of its business.

           A current summary showing the principal operating properties owned or leased (as indicated by *) by the Company or its affiliates is shown below:


                                                                                                                           AREA
TOBACCO OPERATIONS                           LOCATION                                USE                              (SQUARE FEET)
United States                            Wilson, NC                            Factory/storage                           1,008,000
                                         Oxford, NC                            Factory/storage                             624,700
                                         King, NC                              Factory                                     134,600
                                         Springfield, KY                       Factory/storage                             292,000
Thailand                                 Chiengmai                             Factory/storage                             872,000
                                         Banphai                               Factory/storage                             377,000
Turkey                                   Izmir                                 Factory/storage                             431,300
                                         Izmir                                 Storage                                     204,500*
Greece                                   Alexandria                            Factory/storage                             402,000
                                         Salonica                              Factory/storage                             772,700
                                         Salonica                              Factory/storage                             236,300*
Zimbabwe                                 Harare                                Factory/storage                             565,800*
                                         Harare                                Storage                                     233,500
Malawi                                   Limbe                                 Factory/storage                             414,000
                                         Lilongwe                              Factory/storage                             776,000
Spain                                    Benavente                             Factory/storage                             206,000
                                         Benavente                             Storage                                     132,400*
                                         Coria                                 Buying Center                                18,300*
                                         Talayuela                             Buying Center                                21,500
Italy                                    Caserta                               Factory/storage                             800,000*

WOOL OPERATIONS
Australia                                Fremantle                             Factory/storage                             240,500
Chile                                    Punta Arenas                          Factory/storage                              57,000
France                                   Tourcoing                             Factory/storage                             964,900
Netherlands                              Dongen                                Storage                                      23,700
New Zealand                              Christchurch                          Factory/storage                             100,300
South Africa                             Port Elizabeth                        Factory/storage                              70,000*
United Kingdom                           Bradford                              Factory/storage                             165,000

OTHER OPERATIONS
United States                            Wilson, NC                            Bldg. supply dealer                         125,000



ITEM 3.    LEGAL PROCEEDINGS.

           The joint Canadian-U.S. criminal investigation referenced in our March 31, 1995, Annual Report on Form 10-K is continuing. All Canadian charges referenced in that report have now been dismissed and no charges are pending against the Company or any of its employees. The investigation by the office of the United States Attorney for the Eastern District of North Carolina is continuing. Although the extent of liability, if any, which the Company or any of its subsidiaries might have as a result of that investigation cannot be determined, management does not believe that it will have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

               EXECUTIVE OFFICERS OF THE COMPANY AT MARCH 31, 1996


NAME                                                      AGE                      POSITIONS
Ery W. Kehaya                                             72            Chairman of the Board
J. Alec G. Murray                                         59            President and Chief Executive Officer
Marvin W. Coghill                                         62            Chairman - Tobacco Division
Henry R. Grunzke                                          64            Chairman - Wool Division
Thomas M. Evins, Jr.                                      56            Regional Manager - North & Central America
                                                                          Tobacco Operations
Robert E. Harrison                                        42            Senior Vice President and
                                                                          Chief Financial Officer

Guy M. Ross                                               63            Vice President and Secretary
Ery W. Kehaya II                                          43            Vice President, and Operations Director -
                                                                          Tobacco Division

Mark W. Kehaya                                            28            Vice President - Planning
Krishnamurthy Rangarajan                                  53            Vice President and Assistant Secretary
Keith H. Merrick                                          42            Treasurer and Assistant Secretary
Hampton R. Poole, Jr.                                     44            Controller and Assistant Treasurer


           Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers is set forth below:

           Mr. Ross became Treasurer in 1980 and Secretary in 1981 following the Company's purchase of the American leaf business of Imperial Tobacco Ltd.
(UK). He was employed by Imperial for 14 years including 10 as Vice President of Finance and Administration. He became a Vice President of the Company in 1992.

           Ery W. Kehaya II was appointed Vice President in 1992. He became Operations Director - Tobacco Division in 1996 after being named Sales Director in 1993. He has been an officer of Standard Commercial Tobacco Co., Inc., a subsidiary, for more than five years, serving as Executive Vice President since 1992 and as Senior Vice President-Sales before that. He is the son of Ery W. Kehaya, Chairman of the Board.

           Mark W. Kehaya was appointed Vice President in 1994. Prior to joining the Company in 1993 he was employed at Bankers Trust Company and Fieldstone Private Capital Group as an associate and attended Duke University Fuqua School of Business. He is the son of Ery W. Kehaya, Chairman of the Board.

           Mr. Rangarajan was employed by the Company in 1978 after qualifying as a chartered accountant. He became Chief Accountant in 1981, Assistant Vice President in 1986 and Vice President in 1988.

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

           The above persons will remain in office until the directors' meeting following the annual meeting of shareholders on August 13, 1996.

                                     PART II

ITEM 5          -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                     SHAREHOLDER MATTERS

ITEM 6          -    SELECTED FINANCIAL DATA

ITEM 7          -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

           The information called for by Items 5, 6 and 7 is contained in the Company's 1996 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

         Item                       Caption in Annual Report                                                  Page No.
           5                        Quarterly Financial Data (Unaudited)`                                        23
           6                        Selected Financial Data                                                      23
           7                        Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations                             7-10

ITEM 8          -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The data appearing on pages 11 through 21 of the Company's 1996 Annual Report to Shareholders, and the Independent Auditors' Report on page 22 , are incorporated herein by reference and made a part hereof.

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

           The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 13, 1996 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers of the Company follows Item 4 of Part 1 of this Report.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

           (a)       1.        Financial Statements:  See Item 8.

                     2. Financial Statement Schedules: The financial statement schedules called for under Regulation S-X are either not applicable or the information is included in the data mentioned in Item 8 and incorporated herein by reference.

           (b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended March 31, 1996.

           (c)       The following exhibits are filed as part of this Report:

                     3.        (i)        There is incorporated by reference
                                          herein the Company's Restated Articles
                                          of Incorporation and the amendment
                                          thereof designating the rights,
                                          preferences and limitations of the
                                          Company's Series A Preferred Stock
                                          filed as Exhibits 4(a) (i) and (ii) to
                                          the Company's Registration on Form S-8
                                          #33-59760.

                               (ii) There is incorporated by reference herein the Company's amended Bylaws filed as Exhibit 3(ii) to the Company's report on Form 10-K for the year ended March 31, 1994.

                     4.        (i)        There is incorporated by reference
                                          herein the Company's  Shareholder
                                          Protection Rights Agreement filed as
                                          Exhibit 4 to the Company's Report on
                                          Form 8-K dated April 5, 1994.

                               (ii)       There is incorporated herein by
                                          reference the Master Facilities
                                          Agreement dated May 5, 1995 between
                                          the Company and certain subsidiaries
                                          and Deutsche Bank A.G. and a number of
                                          other banks filed as Exhibit 4(ii) to
                                          the Company's Report on Form 10-K for
                                          the year ended March 31, 1995.

                               (iii)      There is incorporated herein by
                                          reference the Loan and Security
                                          Agreement dated as of May 2, 1995
                                          between Standard Commercial Tobacco
                                          Co., Inc., a subsidiary of the Company
                                          and NationsBank of Georgia, N.A. filed
                                          as Exhibit 4(iii) to the Company's
                                          Report on Form 10-K for the year ended
                                          March 31, 1995.

                               (iv)       There is incorporated herein by
                                          reference the Company Guaranty
                                          Agreement dated as of May 2, 1995 with
                                          respect to the Loan and Security
                                          Agreement referred to in 4(iii) above
                                          filed as Exhibit 4(iv) to the
                                          Company's Report on Form 10-K for the
                                          year ended March 31, 1995.

                     10.       (i)        There is incorporated herein by
                                          reference the Company's Performance
                                          Improvement Compensation Plan filed as
                                          Exhibit 10 to the Company's Report on
                                          Form 10-K for the year ended March 31,
                                          1993.

                               (ii)       There is incorporated herein by
                                          reference Agreement dated as of May 2,
                                          1995 between the Company and Ery W.
                                          Kehaya filed as Exhibit 10 to the
                                          Company's Report on Form 10-K for the
                                          year ended March 31, 1995.

                     11.       Computation of Earnings per Common Share.

                     13. The Company's Annual Report to Shareholders for the year ended March 31, 1996 which, except for information expressly incorporated by reference into Items 1, 5, 6, 7 and 8 is not deemed to be "filed" as a part of this Report.

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


                                    STANDARD COMMERCIAL CORPORATION

                               By:  /s/  J Alec G Murray
June 28, 1996                       J Alec G Murray, President and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 16, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

/s/  J Alec G Murray                        President and Director
- --------------------------------
J Alec G Murray                            (Chief Executive Officer)

/s/  Robert E Harrison                Senior Vice President and Director
- --------------------------------
Robert E Harrison                          (Chief Financial Officer)

/s/  Guy M Ross                                 Vice President
- --------------------------------
Guy M Ross                              (Principal Accounting Officer)

/s/  Ery W Kehaya
- --------------------------------
Ery W Kehaya                          Chairman of the Board of Directors

/s/  Marvin W Coghill
- --------------------------------
Marvin W Coghill                                   Director

/s/  William A Ziegler
- --------------------------------
William A Ziegler                                  Director

/s/ Henry R Grunzke
- --------------------------------
Henry R Grunzke                                    Director

/s/  William S Barrack Jr
- --------------------------------
William S Barrack Jr                               Director

/s/  Thomas M Evins Jr
- --------------------------------
Thomas M Evins Jr                                  Director

/s/  Charles H Mullen
- --------------------------------
Charles H Mullen                                   Director

/s/  Daniel M Sullivan
- --------------------------------
Daniel M Sullivan                                  Director