Form 10-Q
period 1996-06-30
STANDARD COMMERCIAL CORP
filed 1996-08-08
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTER ENDED JUNE 30, 1996

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

On August 5, 1996 the registrant had outstanding 9,232,026 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) had been subject to such filing requirements for the past 90 days.

			YES	X		NO
                            ---------             ---------

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

                                                              June  30  March 31
                                                        1996      1995      1996
                                                        ----      ----      ----
ASSETS
Cash............................................... $132,188  $ 69,279  $ 78,688
Receivables........................................  206,344   237,461   252,117
Inventories........................................  286,453   321,351   259,781
Prepaid expenses...................................    5,521     6,801     3,690
Marketable securities..............................    1,311     1,656     5,325
                                                   -----------------------------
  Current assets...................................  631,817   636,548   599,601

Property, plant and equipment......................  133,055   135,844   134,498
Investment in affiliates...........................   11,657    13,178    11,442
Other assets.......................................   37,849    50,764    37,283
                                                   -----------------------------
  Total assets..................................... $814,378  $836,334  $782,824
                                                   =============================
LIABILITIES
Short-term borrowings.............................. $348,894  $372,991  $373,625
Current portion of long-term debt..................   10,453    12,045    11,665
Accounts payable...................................  188,160   181,284   133,737
Taxes accrued......................................   28,528    26,367    24,776
                                                   -----------------------------
	Current liabilities........................  576,035   592,687   543,803

Long-term debt.....................................   29,022    35,004    31,818
Convertible subordinated debentures................   69,000    69,000    69,000
Retirement and other benefits......................   18,651    17,945    18,498
Deferred taxes.....................................    8,714    12,641     9,632
Commitments and contingencies......................        -         -         -
                                                   -----------------------------
	Total liabilities..........................  701,422   727,277   672,751
                                                   -----------------------------
MINORITY INTERESTS.................................   29,342    32,689    27,473
                                                   -----------------------------
ESOP redeemable preferred stock....................    8,748     9,132     8,748
Unearned ESOP compensation.........................   (6,320)   (6,385)   (6,320)
                                                   -----------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value;
  authorized 1,000,000 shares;
  Issued 87,477 to ESOP
  (June 95 - 91,319; Mar 96 - 87,477)
Common stock, $0.20 par value;
  authorized shares 20,000,000
  Issued 11,745,872
  (June 95 - 11,274,067;
    Mar 96 - 11,624,275)...........................    2,349     2,255     2,325
Additional paid-in capital.........................   44,722    39,903    43,660
Unearned restricted stock plan compensation........     (408)     (516)     (435)
Treasury shares 2,515,567 (June 95 - 2,417,412;
 Mar 96 - 2,490,661)...............................   (2,633)   (1,579)   (2,384)
Retained earnings..................................   47,051    38,392    46,450
Cumulative translation adjustments.................   (9,895)   (4,834)   (9,444)
                                                   -----------------------------
  Total shareholders' equity.......................   81,186    73,621    80,172
                                                   -----------------------------
  Total liabilities and equity..................... $814,378  $836,334  $782,824
                                                   =============================

The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                                                Three months ended
                                                                           June 30
                                                                   1996       1995
                                                                   ----       ----
Sales - tobacco.............................................   $215,263   $183,745
      - nontobacco..........................................     95,128    113,219
                                                            ----------------------
  Total sales...............................................    310,391    296,964
Cost of sales...............................................    288,505    282,490
Selling, general and administrative expenses................     17,996     18,808
Other income (expense) - net................................        448        (39)
                                                            ----------------------
  Income (loss) before taxes................................      4,338     (4,373)
Income taxes................................................     (1,112)      (993)
                                                            ----------------------
  Income (loss) after taxes.................................      3,226     (5,366)
Minority interests..........................................     (1,936)    (1,160)
Equity in earnings of affiliates............................        218        271
                                                            ----------------------
  Income (loss) from continuing operations..................      1,508     (6,255)

Loss from discontinued operations...........................          -     (4,500)
                                                            ----------------------
  Net income (loss).........................................      1,508    (10,755)
ESOP preferred stock dividends net of tax...................       (115)      (121)
                                                            ----------------------
  Net income (loss) applicable to common stock..............      1,393    (10,876)

Retained earnings at beginning of period....................     46,450     50,530
Dividends...................................................       (792)    (1,262)
                                                            ----------------------
Retained earnings at end of period..........................    $47,051    $38,392
                                                            ======================
Earnings (loss) per common share
Primary - from continuing operations........................      $0.15    $(0.73)
        - from discontinued operations......................          -    $(0.51)
        - net...............................................      $0.15    $(1.24)
        - average shares outstanding........................  9,167,642 8,797,639

Fully diluted...............................................          *         *

*Not applicable because fully diluted calculations include adjustments which are antidilutive.

The accompanying notes on page 5 are an integral part of these financial statements.


STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                                 Three months ended
                                                                            June 30
                                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)............................................   $1,508	   $(10,755)
Depreciation and amortization................................    4,395	      6,259
Minority interests...........................................    1,936	      1,160
Undistributed earnings of affiliates.........................     (218)        (271)
Gain on disposition of property, plant and equipment.........     (185)         (12)
Loss on disposal of discontinued operations..................        -        4,500
Other........................................................    2,421       (3,728)
                                                             ----------------------
                                                                 9,857       (2,847)
Net changes in working capital
  Receivables................................................   43,114      (31,386)
  Inventories................................................  (27,498)      21,567
  Current payables...........................................   58,967       35,680
                                                             ----------------------
CASH PROVIDED BY OPERATING ACTIVITIES........................   84,440       23,014
                                                             ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions....................   (2,265)      (6,918)
                              - dispositions.................      247          143
                                                             ----------------------
CASH USED FOR INVESTING ACTIVITIES...........................   (2,018)      (6,775)
                                                             ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings...........................        -        9,668
Repayment of long-term borrowings............................   (4,076)      (6,791)
Net change in short-term borrowings..........................  (24,731)      (5,964)
Dividends paid...............................................     (115)        (125)
Other........................................................        -           38
                                                             ----------------------
CASH USED FOR FINANCING ACTIVITIES...........................  (28,922)      (3,174)
                                                             ----------------------
Increase  in cash for period.................................   53,500       13,065
Cash at beginning of period..................................   78,688       56,214
                                                             ----------------------
CASH AT END OF PERIOD........................................ $132,188      $69,279
                                                             ======================

The accompanying notes on page 5 are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

*The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

*Financial statements for the prior year have been restated to include wool operating results as continuing operations because the planned sale of the wool business was terminated in December 1995.

*Inventories for the periods shown were as follows:

                       June 30         March 31
(In thousands)     1996        1995        1996
                   ----        ----        ----
Tobacco        $206,675    $198,411    $160,721
Nontobacco       79,778     122,940      99,060
                -------     -------     -------
Total          $286,453    $321,351    $259,781
                =======     =======     =======

*During fiscal year ended March 31, 1996 the Company initiated a reorganization plan for its nontobacco businesses. It is anticipated that substantially all accrued but unpaid amounts related to the reorganization
 ($3.5 million at June 30, 1996) will be expended by the end of fiscal 1997.

*There were no changes in accounting policies during the period ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales of $310.4 million for the June 1996 quarter increased by 4.5% from the year-earlier quarter. Continued strong demand for tobacco resulted in volume increases and higher prices. Quarter-to-quarter wool volumes were flat and prices were lower due to soft worldwide market conditions.
Net income was $1.5 million versus a loss of $10.8 million in the same 1995 quarter.

Tobacco sales totaled $215.3 million, up 17.2% from a year earlier, as a result of increased volume in the Far East and Africa and higher average prices in all regions. These factors and improved margins produced $1.7 million in earnings compared to a loss of $2.0 million a year earlier.

Wool volume increases in France, Argentina and New Zealand were offset by declines in other areas, and prices remained soft due to a lingering recession in Europe and difficult market conditions. However, improved operating efficiencies contributed to a much smaller loss from nontobacco businesses - $152,000 versus $4.3 million a year earlier which included a $1.1 million deferred tax charge on prior years' earnings due to an increase in the French tax rate.

Pretax income was $4.3 million in the current quarter compared to a loss of $4.4 million in the same 1995 quarter. Interest expensed totaled $10.0 million in the current quarter compared with $9.1 million a year earlier.

Income tax provisions were required in the prior year quarter for certain jurisdictions where profits were earned despite an overall pretax loss. Tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses incurred.

Results for the 1995 quarter also included a $4.5 million loss from discontinued operations related to an adjustment in the estimated loss on disposal of the wool business.
The wool business was subsequently reinstated as continuing operations in the December 1995 quarter.

Because of the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of results for a full year.

Financial Condition

Working capital at June 30, 1996 increased to $55.8 million from $43.9 million at June 30, 1995. The Company's working capital needs are geared primarily to seasonal crop financing and are impacted by the timing of purchases and invoicing customers. Changes in the components of current assets and liabilities relate to earnings and the seasonality of the business cycle. Changes in cash relate to the timing of customer receipts and settlement of payables and short-term borrowings.

The Company continued to deleverage its balance sheet, and uncommitted tobacco inventories declined from $46 million at June 1995 to $29 million at June 1996. The majority of the $2.0 million net capital expenditures was for tobacco operations.

The Company's credit facilities for tobacco include $100 million for US operations and $200 million for European operations expiring in June 1998, and local lines of approximately $245 million. There are separate credit facilities for the wool business totaling $145 million.
These facilities are believed by management to be adequate for its projected level of business in fiscal 1997.


                  PART II - OTHER INFORMATION


Item 1.	LEGAL PROCEEDINGS  -  Not applicable

Item 2.	CHANGES IN SECURITIES  -  Not applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES  -  Not
        applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS - Not applicable

Item 5.	OTHER INFORMATION  -  Not applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

        a. The following exhibits are filed as a part of this report:

            11  Computation of Earnings per Common Share.

            27  Financial Data Schedule

        b. The Company did not file any reports on Form 8-K during the quarter.


                          SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 8, 1996       STANDARD COMMERCIAL CORPORATION
                                     (Registrant)



                         By  /s/ Robert E Harrison
                           --------------------------------
                           Robert E Harrison, Senior Vice
                             President and Chief Financial Officer



                         By  /s/  Guy M Ross
                           --------------------------------
                           Guy M Ross, Vice President and
                             Chief Accounting Officer