Form 10-Q
period 1996-09-30
STANDARD COMMERCIAL CORP
filed 1996-11-05
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                          COMMISSION FILE NUMBER 1-9875


                                [GRAPHIC OMITTED]

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


On November 1, 1996 the registrant had outstanding 9,328,052 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                                   YES    X         NO
                                                      ---------       ---------
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; unaudited)

                                                                    September 30     March 31
                                                                 1996       1995         1996
                                                                 ----       ----         ----
ASSETS
Cash.....................................................     $48,241   $ 60,219    $  78,688
Receivables..............................................     198,303    172,352      252,117
Inventories..............................................     346,020    396,016      259,781
Prepaid expenses.........................................       7,288      5,939        3,690
Marketable securities....................................       1,510      1,033        5,325
                                                          -------------------------------------

    Current assets.......................................     601,362    635,559      599,601

Property, plant and equipment............................     133,734    133,272      134,498
Investment in affiliates.................................      11,791     13,472       11,442
Other assets.............................................      34,887     49,013       37,283
                                                          -------------------------------------

    Total assets.........................................    $781,774   $831,316     $782,824
                                                          =====================================

LIABILITIES
Short-term borrowings....................................    $385,025   $424,207     $373,625
Current portion of long-term debt........................       8,469     10,395       11,665
Accounts payable.........................................     120,432    126,309      133,737
Taxes accrued............................................      26,217     27,178       24,776
                                                          -------------------------------------

    Current liabilities..................................     540,143    588,089      543,803

Long-term debt...........................................      28,923     33,368       31,818
Convertible subordinated debentures......................      69,000     69,000       69,000
Retirement and other benefits............................      19,173     17,973       18,498
Deferred taxes...........................................       8,808     11,482        9,632
Commitments and contingencies............................           -          -            -
                                                          -------------------------------------

    Total liabilities....................................     666,047    719,912      672,751
                                                          -------------------------------------

MINORITY INTERESTS.......................................      29,605     32,195       27,473
                                                          -------------------------------------

ESOP redeemable preferred stock..........................       8,748      9,132        8,748
Unearned ESOP compensation...............................      (6,320)    (6,165)      (6,320)
                                                          -------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized 1,000,000
shares
  Issued  87,477 to ESOP;  (Sept 95 - 91,319;  March 96 - 87,477)  Common stock,
$0.20 par value; authorized shares 20,000,000
  Issued 11,867,465; (Sept 95 - 11,389,072; March 96 -          2,373      2,278        2,325
11,624,275)..............................................
Additional paid-in capital...............................      46,157     41,209       43,660
Unearned restricted stock plan compensation..............        (385)      (460)        (435)
Treasury stock at cost 2,540,722 shares
  (Sept 1995 - 2,441,586; March 1996 - 2,490,661)........      (2,997)    (1,890)      (2,384)
Retained earnings........................................      48,787     37,828       46,450
Cumulative translations adjustments......................     (10,241)    (2,723)      (9,444)
                                                          -------------------------------------

    Total shareholders' equity...........................      83,694     76,242       80,172
                                                          -------------------------------------

    Total liabilities and equity.........................    $781,774   $831,316     $782,824
                                                          =====================================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)



                                                   Second quarter ended     Six months ended
                                                                                September 30
                                                           September 30
                                                        1996       1995      1996       1995
                                                        ----       ----      ----       ----

Sales - tobacco...................................  $169,629   $186,528  $384,892   $370,273
      - nontobacco................................    79,376     95,668   174,504    208,887
                                                   --------------------------------------------

    Total sales...................................   249,005    282,196   559,396    579,160

Cost of sales.....................................   227,033    267,434   515,538    549,925
Selling, general and administrative expenses......    18,272     18,342    36,268     37,148
Other income (expense) - net......................       279        (22)      727        (60)
                                                   --------------------------------------------

    Income (loss) before taxes....................     3,979     (3,602)    8,317     (7,973)
Income taxes......................................      (944)       148    (2,056)      (846)
                                                   --------------------------------------------

    Income (loss) after taxes.....................     3,035     (3,454)    6,261     (8,819)
Minority interests................................      (268)         9    (2,204)    (1,151)
Equity in earnings of affiliates..................       144        270       362        540
                                                   --------------------------------------------

    Income (loss) from continuing operations......     2,911     (3,175)    4,419     (9,430)

Income (loss) from discontinued operations........         -      3,751         -       (749)
                                                   --------------------------------------------

    Net income (loss).............................     2,911        576     4,419    (10,179)
ESOP preferred stock dividends net of tax.........      (116)      (120)     (231)      (241)
                                                   --------------------------------------------

    Net income (loss) applicable to common stock..     2,795        456     4,188    (10,420)

Retained earnings at beginning of period..........    47,051     38,392    46,450     50,530
Dividends declared................................    (1,059)    (1,020)   (1,851)    (2,282)
                                                   --------------------------------------------

    Retained earnings at end of period............   $48,787    $37,828   $48,787    $37,828
                                                   ============================================

Earnings (loss) per common share
    Primary- from continuing operations...........      $0.30     $(0.37)    $0.45     $(1.09)
           - from discontinued operations.........         -        0.42        -       (0.09)
                                                   --------------------------------------------
           - net..................................      $0.30      $0.05     $0.45     $(1.18)

           - average shares outstanding........... 9,264,010  8,887,613 9,215,826  8,842,626

Fully diluted from continuing operations..........         *          *         *          *

     *Not applicable because fully diluted calculations include adjustments which are antidilutive.

     The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                                Six months ended
                                                                                    September 30
                                                                                    ------------
                                                                               1996         1995
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................................................     $4,419     $(10,179)
Depreciation and amortization...........................................      9,130       11,700
Minority interests......................................................      2,204        1,151
Undistributed earnings of affiliates....................................       (362)        (540)
Gain on disposition of property, plant and equipment....................       (184)        (607)
Loss on disposal of discontinued operations.............................          -          749
Other...................................................................        913       (6,826)
                                                                        ---------------------------
                                                                             16,120       (4,552)
Net changes in working capital
    Receivables.........................................................     50,950       38,478
    Inventories.........................................................    (87,701)     (50,602)
    Current payables....................................................    (10,441)     (16,493)
                                                                        ---------------------------

CASH USED FOR OPERATING ACTIVITIES......................................    (31,072)     (33,169)
                                                                        ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and                                                          (7,673)      (8,618)
equipment...........................................- additions
                          - dispositions................................        334        1,230
Business (acquisitions) dispositions....................................      2,993          279
                                                                        ---------------------------

CASH USED FOR INVESTING ACTIVITIES......................................     (4,346)      (7,109)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings......................................     10,012        9,687
Repayment of long-term borrowings.......................................    (16,210)     (10,461)
Net change in short-term borrowings.....................................     11,400       45,252
Dividends paid..........................................................       (231)        (241)
Other...................................................................          -           46
                                                                        ---------------------------

CASH PROVIDED BY FINANCING ACTIVITIES...................................      4,971       44,283
                                                                        ---------------------------

Increase in cash for period.............................................    (30,447)       4,005
Cash at beginning of period.............................................     78,688       56,214
                                                                        ---------------------------

CASH AT END OF PERIOD...................................................    $48,241      $60,219
                                                                        ===========================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

o The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Because of the seasonality of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

o Financial statements for the prior year have been restated to include wool operating results as continuing operations because the planned sale of the wool business was terminated in December 1995.

o Inventories for the periods shown were as follows:

                                             September 30    March 31
               (In thousands)              1996       1995       1996
                                           ----       ----       ----
               Tobacco                 $274,997   $288,517   $160,721
               Nontobacco                71,023    107,499     99,060
                                       --------    -------  ---------

                 Total                 $346,020   $396,016   $259,781
                                        =======    =======    =======

o During fiscal year ended March 31, 1996 the Company initiated a reorganization plan for its nontobacco businesses and determined that a pretax restructuring charge of $12.5 million ($11.0 million after-tax) was appropriate. The costs include $3.6 million for the impairment of goodwill, $2.1 million for the closure of a processing plant in Argentina, $2.8 million for the settlement of export incentive programs and $2.5 million for expenses of reorganizing and consolidating the wool division management structure and various other costs incurred in the aborted sale of the wool division. With the exception of the export incentive issue which is expected to be resolved in 1998, it is anticipated that substantially all other accrued but unpaid amounts related to the reorganization ($0.6 million at September 30, 1996) will be expended by the end of fiscal 1997.

o There were no changes in accounting policies during the period ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

     Sales of $249.0 million for the September 1996 quarter decreased by 11.8% from the prior-year quarter. Sales for the six months to date of $559.4 are 3.4% lower than the same period last year. Despite the reduction in sales, net income was substantially higher versus the same periods last year (up $2.3 million and $14.6 million, respectively). Results for 1995 have been restated to treat the wool business as a continuing operation.

     First half tobacco sales totaled $384.9 million, up 3.9% from a year earlier. Tobacco volumes were down by 2.9% as the prior year included sales of past year inventories while the 1996 sales are mainly current crop tobacco. The improved sales mix, combined with higher prices due to improving industry conditions and lower interest expense, led to substantially improved operating margins. Volume increases in Turkey and the U.S. partially offset small declines in other areas. Administrative expenses were up slightly primarily because of expanding operations in Africa. Minority interest was higher due to increased volumes in our 51%-owned oriental tobacco business. First half tobacco income from continuing operations of $5.2 million was $6.1 million better than the prior year which showed a loss of $909,000.

     Despite a 4.2% increase in wool volumes, nontobacco sales for the 1996 six months were down 16.5% as continued soft wool market conditions and a change in mix resulted in lower prices. Volumes were up in Argentina and the United Kingdom. Operating margins recovered as the worldwide surplus of wool

STANDARD COMMERCIAL CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

is gradually being reduced and market conditions continue to stabilize. Operating efficiencies and overhead reductions contributed to a significant reduction in the loss from continuing nontobacco operations to $769,000 in 1996 from $8.5 million in the same prior-year period. The building supply business produced a modest profit for the period.

     Overall the Company posted pretax income of $8.3 million compared to a loss of $8.0 million in the 1995 first half. Interest included in cost of sales and other expenses totaled $20.6 million in the current six months compared with $22.2 million in the prior year primarily reflecting lower inventory financing costs.

     Prior-year income tax provisions were required for certain jurisdictions where profits were earned despite overall pretax losses. Tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses incurred.

     Discontinued operations in the June 1995 quarter included a provision of $4.5 million towards the anticipated loss on sale of the wool business under a fixed-price agreement. Due to inclusion of wool operating losses for the September 1995 quarter in continuing operations, $3.8 million of the provision recorded in the June quarter was reversed.

     As disclosed hereinbefore, the Company made an after-tax provision of $11.0 million in fiscal 1996 for restructuring its nontobacco operations. Major components of the restructuring include closure of our wool processing facility in Argentina, write-off of goodwill, reorganization of wool division management and other miscellaneous expenses related to the aborted sale of our wool business. Thus far in Argentina, the factory has been closed, 181 employees have been terminated and certain impaired assets have been written down. Additionally, the factory building has been leased to a third party. In Australia we have consolidated operations under one management team to better and more efficiently serve this market. The wool tops departments in the German and French companies have been reorganized under a single manager to streamline marketing efforts. A feasibility study is underway to improve operational efficiencies in our French topmaking factory. For the current six months, the charges referred to above have resulted in lower depreciation and amortization expenses of approximately $250,000 and lower personnel costs of approximately $125,000.

     Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results for a full year.

Financial Condition

     Working capital at September 30, 1996 was $61.2 million, up from $47.5 million at September 30, 1995. This was primarily due to contributions from operating activities resulting in reduced borrowings. Compared to March 31, 1996, working capital improved by $5.4 million due to reductions in the current portion of long-term debt and seasonal business factors. Capital expenditures of $7.7 million, relate mostly to expansion of warehouse facilities in Greece and routine expenditures in the US tobacco division.

     The Company continued its efforts to deleverage its balance sheet by reducing uncommitted inventory levels and its borrowings to finance such inventories. Tobacco inventories have declined by $13.5 million and wool inventories have declined by $36.5 million since September 1995.

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

Item 2. CHANGES IN SECURITIES - Under amended loan and guaranty agreements entered into in July 1996 (Exhibits 4(ii) and 4(iii) annexed hereto), the Company must maintain (1) a leverage ratio (ratio of (a) total liabilities minus subordinated indebtedness to (b) tangible net worth plus subordinated indebtedness) of no more than 4.25 to 1.00 and (2) tangible net worth of at least $82,500,000 for the balance of 1996 and $85,000,000 thereafter. These provisions could restrict the ability of the Company to pay cash dividends.

Item 3. DEFAULTS UPON SENIOR SECURITIES  -  Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. An annual meeting of shareholders was held on August 13, 1996.

        b. Not required.

        c. 1.  Four  persons   nominated  by  management   were  elected  as
               directors, without opposition, for terms expiring in 1999 as follows:

               Nominee          Votes For   Votes Withheld      Broker Nonvotes
               Marvin W Coghill    8,138,860       13,202              -0-
               Thomas M Evins Jr   8,138,566       13,496              -0-
               Robert E Harrison   8,138,549       13,512              -0-
               William A Ziegler   8,132,915       19,147              -0-

           2. The appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1997 was approved by a vote of 8,137,629 shares in favor, 6,125 shares against and 8,307 shares abstaining. There were no broker nonvotes.

        d. Not applicable.

Item 5. OTHER INFORMATION  -  Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. The following exhibits are filed as a part of this report:

           4(i)   Amendment No 3, dated as of July 15, 1996,  amending  Loan and
                  Security Agreement dated May 5, 1995 between Standard Commercial Tobacco Co., Inc., a subsidiary of the Company and NationsBank, N.A. (South), formerly known as NationsBank of Georgia, N.A., filed as Exhibit 4 (iii) to the Company's report on Form 10-K for the year ended March 31, 1995.

           4(ii) Second Amended and Restated Parent Guaranty Agreement dated as of July 15, 1996 between the Company and NationsBank, N.A. (South), formerly known as NationsBank of Georgia, N.A., whereby the Company guarantees the indebtedness under Exhibit 4 (i) above.

           4(iii) Second Supplemental  Agreement dated July 16, 1996 between the
                  Company and certain subsidiaries and Deutsche Bank A.G. et al which amends Master Facilities Agreement dated May 5, 1995 filed as Exhibit 4 (ii) to the Company's report on Form 10-K for the year ended March 31, 1995.

           Upon request the Company will file with the Commission any instruments defining the rights of holders of long-term debt of the Company and its subsidiaries representing a total indebtedness of less than ten percent of the total assets of the Company on a consolidated basis.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

           11  Computation of Earnings per Common Share.

           27  Financial Data Schedule.

        b. The Company did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1996                      STANDARD COMMERCIAL CORPORATION
                                                      (Registrant)


                                            By     /s/    Robert E Harrison
                                               -------------------------------
                                Robert E Harrison
                                               President, Chief Executive
                                               Officer and Chief Financial
                                     Officer


                                            By     /s/    Guy M Ross
                                               -------------------------------
                                               Guy M Ross
                            Vice President and Chief
                               Accounting Officer