Form 10-Q
period 1996-12-31
STANDARD COMMERCIAL CORP
filed 1997-02-14
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTER ENDED DECEMBER 31, 1996


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


On February 10, 1997 the registrant had outstanding 9,438,446 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                          YES   X           NO
                                             -------          -------

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share information; unaudited)

                                                               December 31     March 31
                                                         1996         1995         1996
                                                         ----         ----         ----

ASSETS
Cash............................................     $ 55,849     $ 63,305     $ 78,688
Receivables .....................................     234,205      242,537      252,117
Inventories .....................................     331,594      334,191      259,781
Prepaid expenses ................................       8,037        4,298        3,690
Marketable securities ...........................         971        1,280        5,325
                                                    -----------------------------------
   Current assets ...............................     630,656      645,611      599,601

Property, plant and equipment ...................     130,797      139,268      134,498
Investment in affiliates ........................      11,920       13,360       11,442
Other assets ....................................      35,136       30,924       37,283
                                                    -----------------------------------

   Total assets .................................   $ 808,509    $ 829,163    $ 782,824
                                                    ===================================

LIABILITIES
Short-term borrowings ...........................   $ 402,598    $ 404,461    $ 373,625
Current portion of long-term debt ...............       8,418       10,699       11,665
Accounts payable ................................     125,554      156,282      133,737
Taxes accrued ...................................      27,284       21,271       24,776
                                                    -----------------------------------

   Current liabilities ..........................     563,854      592,713      543,803

Long-term debt ..................................      27,042       35,221       31,818
Convertible subordinated debentures .............      69,000       69,000       69,000
Retirement and other benefits ...................      19,432       18,652       18,498
Deferred taxes ..................................       8,917       12,082        9,632
Commitments and contingencies ...................        --           --           --
                                                     ----------------------------------

   Total liabilities ............................     688,245      727,668      672,751
                                                     ----------------------------------

MINORITY INTERESTS ..............................      29,706       25,248       27,473
                                                     ----------------------------------

ESOP redeemable preferred stock .................       8,748        8,748        8,748
Unearned ESOP compensation ......................      (6,320)      (6,165)      (6,320)
                                                     ----------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized
1,000,000 shares
  Issued 87,477 to ESOP; (Dec 95 - 91,319;
March 96 - 87,477)
Common stock, $0.20 par value; authorized
shares 20,000,000
  Issued 11,989,564; (Dec 95 - 11,506,294; ......       2,398        2,301        2,325
March 96 - 11,624,275)
Additional paid-in capital ......................      47,786       42,577       43,660
Unearned restricted stock plan compensation .....        (365)        (464)        (435)
Treasury stock at cost 2,566,129 shares
  (Dec 1995 - 2,466,001; March 1996 - 2,490,661)       (3,340)      (2,147)      (2,384)
Retained earnings ...............................      51,900       38,405       46,450
Cumulative translation adjustments ..............     (10,249)      (7,008)      (9,444)
                                                     ----------------------------------

   Total shareholders' equity ...................      88,130       73,664       80,172
                                                     ----------------------------------

   Total liabilities and equity .................   $ 808,509    $ 829,163    $ 782,824
                                                    ===================================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                                 Third quarter ended   Nine months ended
                                                         December 31         December 31
                                                      1996      1995     1996      1995
                                                      ----      ----     ----      ----
Sales.............................................$284,360  $271,745  $669,252  $642,018
tobacco
     - nontobacco ................................  89,770   105,810   264,274   314,698
                                                  --------------------------------------

   Total sales ................................... 374,130   377,555   933,526   956,716

Cost of sales .................................... 346,186   351,244   861,724    901,170
Selling, general and administrative expenses......  18,288    18,701    54,556     55,850
Restructuring charges ............................      --    12,500        --     12,500
Other income (expense) - net .....................  (1,059)   (1,362)     (332)    (1,422)
                                                  ---------------------------------------

   Income (loss) before taxes ....................   8,597    (6,252)   16,914    (14,226)
Income taxes .....................................   3,940     1,676     5,996      2,522
                                                  ---------------------------------------

   Income (loss) after taxes .....................   4,657    (7,928)   10,918    (16,748)
Minority interests ...............................    (476)   (1,112)   (2,680)    (2,263)
Equity in earnings of affiliates .................     299        --       661        541
                                                  ---------------------------------------

   Income(loss)from continuing operations........    4,480    (9,040)    8,899    (18,470)
Income from discontinued operations ..............      --    10,799        --     10,050
                                                  ---------------------------------------
   Net income (loss) .............................   4,480     1,759     8,899     (8,420)
ESOP preferred stock dividends net of tax ........    (116)     (117)     (347)      (358)
                                                  ---------------------------------------

   Net income(loss)applicable to common stock.....   4,364     1,642     8,552     (8,778)

Retained earnings at beginning of period .........  48,787    37,828    46,450     50,530
Dividends declared ...............................  (1,251)   (1,065)   (3,102)    (3,347)
                                                   --------------------------------------

   Retained earnings at end of period ............$ 51,900  $ 38,405  $ 51,90    $ 38,405
                                                   ======================================

Earnings (loss) per common share
Primary - from continuing operations...............  $0.47    $(1.02)   $0.92      $(2.12)
        - from discontinued operations ............     --      1.20       --        1.13
        - net .....................................  $0.47     $0.18    $0.92      $(0.99)
                                                   --------------------------------------
        - average shares outstanding............9,360,095 8,973,623 9,263,916  8,888,292

   Fully diluted - net                               $0.43        *         *          *

         - average shares outstanding...........11,930,731


*Not applicable because fully diluted calculations include adjustments which are antidilutive.

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                               Nine months ended
                                                                     December 31
                                                                 1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................   $8,899  $  (8,420)
Depreciation and amortization...............................   14,366     19,391
Minority interests..........................................    2,680      2,263
Undistributed earnings of affiliates........................     (514)      (540)
Gain on disposition of property, plant and equipment........     (199)    (1,145)
Income from discontinued operations.........................        -    (10,050)
Other.......................................................    1,360       (692)
                                                            --------------------
                                                               26,592        807
Net changes in working capital
   Receivables..............................................   15,085     (7,170)
   Inventories..............................................  (73,539)    12,753
   Current payables.........................................   (5,547)    (1,060)
                                                            --------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES............  (37,409)     5,330
                                                           ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and                                            (9,441)    (9,349)
equipment...............................- additions
                     - dispositions.........................      504      2,883
Minority interests..........................................        -     (7,740)
Business dispositions.......................................    2,993        279
                                                            --------------------

CASH USED FOR INVESTING ACTIVITIES..........................   (5,944)   (13,927)
                                                            --------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from long-term borrowings..........................   10,011      9,658
Repayment of long-term borrowings...........................  (18,123)   (12,226)
Net change in short-term borrowings.........................   28,973     20,133
Dividends paid..............................................     (347)      (362)
Other.......................................................        -     (1,515)
                                                            --------------------

CASH PROVIDED BY FINANCING ACTIVITIES.......................   20,514     15,688
                                                           ---------------------

Increase (decrease) in cash for period......................  (22,839)     7,091
Cash at beginning of period.................................   78,688     56,214
                                                            --------------------

CASH AT END OF PERIOD.......................................  $55,849    $63,305
                                                            ====================



The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The interim statements presented herein should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. o The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or the full year.

     Inventories were as follows:

                                        December 31 March 31
              (In thousands)          1996     1995     1996
                                      ----     ----     ----
              Tobacco*            $255,382 $230,734 $160,721
              Nontobacco            76,212  103,457   99,060
                                   -------  -------  -------

              Total               $331,594 $334,191 $259,781
                                   =======  =======  =======

       *Includes uncommitted
        inventories as follows:  $ 25,824  $ 38,704 $ 31,489

     During the fiscal year ended March 31, 1996, the Company initiated a reorganization plan for its nontobacco businesses and determined that a pretax restructuring charge of $12.5 million ($11.0 million after tax) was appropriate. The costs include $3.6 million for the impairment of goodwill, $2.1 million for the closure of a processing plant in Argentina, $2.8 million for the settlement of export incentive programs and $2.5 million for expenses of reorganizing and consolidating the wool division management structure and various other costs incurred in the aborted sale of the wool division. With the exception of the export incentive issue which is expected to be resolved in 1998, it is anticipated that substantially all other accrued but unpaid amounts related to the reorganization ($0.6 million at December 31, 1996) will be expended by the end of fiscal 1997.

     There were no material changes in accounting policies during the period ended December 31, 1996.

MANAGEMENT'S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations

     Sales of $374.1 million for the December 31, 1996 quarter decreased 0.9% from the year-earlier quarter. Sales for the nine months ended December 31, 1996 of $933.5 were 2.4% lower than the same period last year. Net income for the current quarter totaled $4.5 million, an increase of $2.7 million, compared to $1.8 million a year earlier. Net income for the 1996 nine months period totaled $8.9 million, an improvement of $17.3 million, compared to a loss of $8.4 million for the same period in 1995.

     For the nine months ended December 31, 1996, tobacco sales totaled $669.3 million, up 4.2% from the same period a year earlier. Tobacco volumes were down by 6.3% as the prior year included sales of past-year inventories while the 1996 sales were mainly current crop tobacco. A better sales mix, combined with higher prices due to improving industry conditions and lower interest expense, led to substantially improvedoperating margins. Volume increases in Turkey and the U.S. partially offset small declines in other areas. Administrative expenses were up 3.1% primarily because of the increased sales and expansion of operations in Africa. Minority interest was higher due to increased volumes in our 51%-owned oriental tobacco business. For the nine month, tobacco income from continuing operations of $9.6 million was $6.0 million better than the same period in the prior year.

     Despite stable wool volumes, nontobacco sales for the 1996 nine months were down 16.0% as continued soft wool market conditions resulted in lower prices. Volumes were up in Argentina, South Africa and the United Kingdom. Operating margins recovered versus the prior year as the worldwide surplus of wool

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'SDISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

is gradually  being reduced and market  conditions  continue to  stabilize.  The
Company's initiatives in fiscal 1996 to improve operating efficiencies and reduce overhead contributed to a significant reduction in the loss from continuing nontobacco operations to $675,000 in 1996 from $22.0 million in the same prior-year period. The building supply business produced a modest profit for the period.

     Overall, the Company posted pretax income of $16.9 million for the 1996 nine months compared to a loss of $14.2 million in the same period in 1995. Interest included in cost of sales and other expenses totaled $31.3 million in the current nine months compared with $35.2 million in the same prior year period primarily reflecting lower inventory financing costs.

     Prior-year income tax provisions were required for certain jurisdictions where profits were earned despite overall pretax losses. Tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses incurred.

     As  disclosed  in prior  reports,  the Company  made a  provision  of $12.5 million ($11.0 after tax) in fiscal 1996 for restructuring its nontobacco operations. Major components of the restructuring include closure of the wool processing facility in Argentina, write-off of goodwill, reorganization of wool division management and other miscellaneous expenses related to the aborted sale of the wool business. Thus far in Argentina, the factory has been closed, 181 employees have been terminated and certain impaired assets have been written down. Additionally, the factory building has been leased to a third party. In Australia, operations have been consolidated under one management team to better and more efficiently serve this market. The wool tops departments in the German and French companies have been reorganized to streamline marketing efforts. A feasibility study is underway to improve operational efficiencies in the French topmaking factory. For the current nine months, the restructuring has resulted in lower depreciation and amortization expenses of approximately $624,000 and lower personnel costs of approximately $169,000.

     Income from discontinued operations in 1995 reflect the reversal of a provision for the loss on disposal of the wool business. The planned sale of this business was terminated in December 1995.

     Because of the seasonal nature of the Company's businesses, results for interim periods are not necessarily indicative of results of other interim periods or the full year.

     Working capital at December 31, 1996 was $66.8 million, up from $52.9 million at December 31, 1995 as contributions from operating activities resulted in reduced borrowings. Compared to March 31, 1996, working capital improved by $11.0 million due to reductions in the current portion of long-term debt and seasonal business factors. Capital expenditures of $9.4 million for the 1996 nine months related mostly to expansion of warehouse facilities in Greece and routine expenditures in the US tobacco division

     The Company continued to closely monitor its inventories which were down $2.6 million year to year, primarily because of reduced uncommitted tobacco inventories and lower wool prices which offset higher committed tobacco inventories attributable to increased business activity and higher prices.

     The Company's credit facilities for tobacco include $100 million for US operations and $200 million for European operations expiring in June 1998, and local lines of approximately $245 million. There are separate credit facilities for the wool business totaling $145 million. Management believes these facilities to be adequate for its projected level of business in fiscal 1997.

     As a part of its ongoing efforts to deleverage its balance sheet and strengthen its financial position, the Company is continuing to consider various alternatives, including offerings of additional equity and/or debt, and renegotiating or replacing its credit facilities. There can be no assurance, however, that the Company will be able to complete any such transactions.

                        PART II - OTHER INFORMATION

Item 1.   LEGAL  PROCEEDINGS - As indicated in the  Company's  March 31, 1996
          Annual Report on Form 10-K, the charges initially brought in Canada against two of the Company's employees were dismissed in the fall of 1995 and, while that investigation is continuing as to unrelated parties, no further proceedings against the Company or its employees are anticipated. With regard to the U.S. portion of the investigation, the Company was informed in the fall of 1996 that it was being terminated without any proceedings against the Company or its current employees.

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

Dated:  February 14, 1997              STANDARD COMMERCIAL CORPORATION
                                                (Registrant)


                                    By    /s/   Robert E Harrison
                                      ---------------------------------------
                                       Robert E Harrison
                                       President, Chief Executive Officer and
                                          Chief Financial Officer


                                    By    /s/   Guy M Ross
                                      ---------------------------------------
                                       Guy M Ross
                                       Vice President and Chief Accounting
                                          Officer