Form 10-K
period 1997-03-31
STANDARD COMMERCIAL CORP
filed 1997-06-24
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                          COMMISSION FILE NUMBER 1-9875

                                 [STANDARD LOGO]

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

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
REGISTRANT:  $143,360,000.

AT JUNE 11, 1997 THERE WERE 12,558,800 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 1997 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 12, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, III AND IV.

                                     PART I

ITEM 1.  BUSINESS.

         The Registrant (referred to herein as "Standard" or the "Company") is principally engaged in two international businesses - tobacco and wool.

         Standard is one of the three global independent leaf tobacco merchants serving the large multinational cigarette manufacturers and is one of the largest independent merchants of oriental leaf tobacco, a key component of American-blend cigarettes. The Company also has a leading market presence in a number of the emerging and low-cost flue-cured and burley tobacco growing regions, including China, India, Malawi and Tanzania. Founded in 1910, the Company purchases, processes, stores, sells and ships tobacco grown in over 30 countries, servicing cigarette manufacturers from 20 processing facilities strategically located throughout the world. The Company is also engaged in purchasing, processing and selling various types of wool and is a world leader in the trading of scoured wool.

         There have been no significant changes in business segments since April 1, 1996. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material. See "Other Operations and Investments."

         Variability of Annual and Quarterly Financial Results

         The purchasing and processing of tobacco and wool are dependent on agricultural cycles and are seasonal in nature. These cycles and this seasonality, together with the timing of shipments and variations in the mix of sales, cause quarterly fluctuations in financial results. Sales and revenue recognition by the Company is based upon the passage of title, which typically occurs on the date of shipment. The nature of the Company's businesses is such that it is not possible to predict the timing of shipments or orders with a high degree of precision, and advances or delays in either are not unusual. Therefore, the comparability of the Company's financial results, particularly quarter-to-quarter comparisons, which may be significantly affected by these factors, should be considered when evaluating the Company's performance. In addition, the Company's business may be adversely affected by poor weather or other agricultural factors, many of which are beyond the control of the Company. For example, the tobacco leaf industry in the United States was disrupted in calendar 1993 by below average quality tobacco crops.

         Total tobacco inventories normally peak in the Company's third fiscal quarter as large volumes of tobacco grown in the northern hemisphere are purchased and held in various conditions of processing prior to shipment to customers. Receivables typically peak in the fourth quarter as those tobaccos are shipped and invoiced. Revolving credit borrowings and trade payables normally peak with inventories.

         Wool is generally purchased over a greater portion of the year than tobacco, and wool growing seasons occur at different times of the year in different countries. Wool trading is generally lower during the first and second fiscal quarters as a result of reduced demand during the summer for wool products in the northern hemisphere, when processors and users close down for holidays and vacations in Europe. Generally, wool revenues reach high levels in the third fiscal quarter and peak in the fourth fiscal quarter.

         International Business Risks

         The Company's international operations are subject to a number of political and economic risks, including unsettled social and political conditions, nationalization, expropriation, import and export restrictions, confiscatory taxation, exchange controls, renegotiation or nullification of existing contracts, inflationary economies and currency risks, strikes and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In certain countries, the Company has advanced funds or guaranteed local loans or lines of credit for the purchase of tobacco from growers, and expects to continue such practices in the future. Risk of repayment is normally limited to the tobacco season, and the maximum exposure occurs within a shorter period.

         The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S.

dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results and/or its shareholders' equity.

         Wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. The Company typically pays for its wool purchases in the country of origin, and generally hedges the currencies of its purchase and sale commitments with forward transactions.

         The Company regularly monitors its foreign exchange position and has not experienced material gains or losses on foreign exchange fluctuations. The Company enters into forward contracts solely for the purpose of limiting its exposure to short-term changes in foreign exchange rates. The Company does not engage in currency transactions for the purpose of speculation.

         Government Regulation and Environmental Compliance

         In recent years, governmental entities in the United States at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (i) the U.S. Environmental Protection Agency's classification of tobacco environmental smoke as a "Group A" (known human) carcinogen; (ii) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (iii) proposals by the U.S. Food and Drug Administration to sharply restrict cigarette advertising and promotion and to regulate nicotine as a drug;
(iv) increases in tariffs on imported tobacco; (v) proposals to increase sales and excise taxes on cigarettes; (vi) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors; (vii) lawsuits against cigarette manufacturers by several U.S. states seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking; and (viii) the recent enactment of stricter regulations designed to prohibit sales of cigarettes to minors. It is not possible to predict the outcome of such actions or litigation or the effect adverse determinations against the manufacturers might have on leaf merchants, like the Company, or the extent to which governmental activities and litigation might adversely affect the Company's business directly.

         In calendar 1993, Congress enacted the 75/25 Rule, intended to limit the importation of tobacco into the United States by requiring that all cigarettes manufactured in the United States, including those manufactured for export, contain at least 75.0% domestically grown tobacco. Although the 75/25 Rule was repealed in 1995, principally because it was inconsistent with GATT, and was replaced with import quotas designed to assist domestic tobacco growers, it had the effect in calendar 1993 and 1994 of drastically decreasing demand for imports of foreign tobacco for use in the domestic production of cigarettes. It is not possible to predict the extent to which future governmental or third party actions might adversely affect the Company's business.

         A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries. It is not possible to predict the extent to which these actions might adversely affect the Company's business.

         Although the Company's wool scouring and top making operations involve discharges of significant amounts of effluent waste, the Company believes that it is currently in compliance with applicable foreign laws which have been enacted or adopted regulating the discharge of such materials into the environment or otherwise relating to the protection of the environment. The Company believes it is in material compliance with foreign and domestic laws applicable to its tobacco operations. Such compliance has not had, and is not anticipated to have, any material effect upon the competitive position of the Company.

         The Leaf Tobacco Industry

         Multinational cigarette manufacturers, with one principal exception, rely primarily on global independent leaf tobacco merchants, such as the

Company, to process and supply leaf tobacco used in the manufacturing process. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in a growing number of emerging markets, provide agronomy expertise and financing for growing leaf tobacco. Presently, there are three global independent leaf tobacco merchants, including the Company. Important trends in the leaf tobacco industry include:
         Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-blend cigarettes contain approximately 50.0% flue-cured, 35.0% burley and 15.0% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semioriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association (the "TMA"), American-blend cigarette consumption (excluding China) has increased from 1.7 trillion units in calendar 1990 to 1.9 trillion units in calendar 1996, an increase of 10.8%. The TMA estimates that worldwide American-blend tobacco consumption (excluding China) will increase an additional 5.5% to more than 2.0 trillion units by the year 2000. The TMA also estimates that worldwide American-blend cigarette consumption (excluding China), as a percentage of total consumption, has also experienced substantial growth, increasing from 47.9% in 1990 to 52.5% in 1996, and is projected to reach 54.3% by the year 2000. As American-blend cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by leaf tobacco merchants has grown accordingly. Several multinational cigarette manufacturers have made significant investments in the Former Soviet Union, which the Company believes may lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco sourced and processed by the three global independent leaf tobacco merchants, including the Company, has grown accordingly.

         Growth in Foreign Operations of Nultinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the Former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to the semiperishable nature of unprocessed leaf tobacco and the existence of domestic tobacco content laws in certain countries. The Company also believes that the international expansion of cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

         Growth in Foreign Sourced Tobacco. In an effort to respond to cigarette manufacturers' increasing demand for lower cost American-blend tobacco, the major leaf tobacco merchants have made significant investments in Africa, Asia, Europe and South America, the principal sources of flue-cured, burley and oriental tobacco outside the United States. The Company expects this trend to continue in the foreseeable future as the quality of foreign grown tobacco continues to improve.

         Improved Market Conditions. The global leaf tobacco industry is currently recovering after experiencing a disruption in demand and reduction in pricing during calendar 1993 and 1994. The disruption of the industry in the United States during these years arose from a convergence of adverse factors, including: (i) enactment of the 75/25 Rule, which was later repealed; (ii) a below average quality 1993 tobacco crop in the United States; and (iii) the proposal of legislation in the summer of 1993 to increase significantly the federal excise tax on cigarettes (although such legislation was never enacted), that resulted in reluctance by manufacturers to build inventories. Concurrent with the reduction in demand for imported tobacco related to the 75/25 Rule and lower than expected initial demand for tobacco in Africa, Asia, Central and Eastern Europe and the Former Soviet Union, the worldwide price of tobacco declined due to oversupply attributable to record foreign tobacco crops. This combination of reduced demand and lower prices had a negative impact on the financial performance of the leaf tobacco merchants and resulted in significant increases in uncommitted tobacco inventories held by merchants.

         In calendar 1994 and 1995, the demand and supply imbalance in the worldwide tobacco market began to improve. Leaf tobacco production outside the United States was curtailed in response to the lower prices and high levels of uncommitted inventories. The 75/25 Rule was repealed principally because it was inconsistent with GATT, and was replaced by a series of less stringent import quotas. This resulted in cigarette manufacturers in the United States resuming traditional purchases of foreign sourced tobacco. The combination of lower levels of tobacco production and increased demand had a positive impact on worldwide tobacco prices and a corresponding positive impact on the profitability of the industry, and resulted in significant reductions in uncommitted tobacco inventories.

         Consolidation of Tobacco Merchants. Leaf tobacco merchants continue to consolidate through worldwide acquisitions and mergers. As recently as 1989, there were eight major international merchants. Presently, there are three global independent leaf tobacco merchants, including the Company, which purchase, process, store, sell and ship leaf tobacco worldwide. The Company believes that it has experienced growth in tobacco revenue as a result of this industry consolidation as the multinational cigarette manufacturers diversify their sourcing partners of quality leaf tobacco.

         Tobacco Operations

         The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to processing facilities in North Carolina and Kentucky, the Company owns or has an interest in processing facilities in Zimbabwe, a significant exporter of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy, Spain and Thailand. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Argentina, Brazil, Canada, China, India, Kenya, Kyrgyzstan, Tanzania and Ukraine.

         Purchasing. The tobacco in which the Company deals is grown in over 30 countries. Management believes that its diversity in sources of supply, combined with a broad customer base, helps shield the Company from seasonal fluctuations in quality, yield or price of tobacco crops grown in any one region. The Company relies primarily on revolving lines of bank credit and internal resources to finance its purchases. Quite often the tobacco serves as collateral for the credit. The period of exposure, with some exceptions, generally is limited to a tobacco season and the maximum exposure is limited to a shorter period.

         Tobacco is generally purchased at auction or directly from growers. Tobacco grown in the United States, Canada, India, Malawi and Zimbabwe is purchased at auction. The Company generally employs its own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. At present, the largest amounts of tobacco purchased by the Company outside the United States come from Argentina, Brazil, China, Greece, India, Italy, Malawi, Spain, Thailand, Turkey and Zimbabwe.

         Although Argentina, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, the Company buys tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest although such purchases are usually made with some knowledge of its customers' requirements. In certain of these markets the Company advances or finances the purchase of fertilizer and other supplies to assist farmers in growing the crop. These advances generally are repaid with deliveries of tobacco by the farmers. During fiscal 1997 and the twelve months ended March 31, 1996, the maximum aggregate amount of advances by the Company was $43.6 million and $29.8 million, respectively.

         Processing. Tobacco purchased by the Company generally is perishable and must be processed within a relatively short period of time to prevent deterioration in quality. Consequently, the Company has located its processing facilities near the areas where it purchases tobacco. Prior to and during processing, the Company takes a number of steps to ensure consistent quality of the tobacco. These steps include regrading and removing undesirable leaves, dirt and other foreign matter. Most of the tobacco is then blended to meet customer specifications and threshed; however, some of it is processed in whole-leaf form and sold to certain customers of the Company. Threshing involves mechanically separating the stem from the tissue portions of the leaf, which are called strips, and sieving out small scrap. Considerable expertise is required to produce strips of large particle size and to minimize scrap.

         Strips and stems are redried and packed separately. Redrying involves further reducing the natural moisture left in the tobacco after it has been cured by the growers. The objective is to pack tobacco at safe moisture levels so that it can be held by the customer in storage for long periods of time. Quality control checks are continually performed during processing to ensure that the product meets customer specifications as to yield, particle size, moisture content and chemistry. Customers are frequently present at the factory to monitor results while their tobacco is being processed.

         Redried tobacco is packed in hogsheads, cartons, cases or bales for storage and shipment. Packed tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

         The Company processes its tobacco in four wholly-owned plants in the United States and 12 other facilities around the world owned or leased by subsidiaries and affiliates. In addition, the Company has access to four other processing plants in which it has no ownership interest. In all cases, tobacco processing is under the direct supervision of Company personnel. Modern laboratory facilities are maintained by the Company to assist in selecting tobacco for purchase and to test tobacco during and after processing.

         The Company believes that its plants are highly efficient and are adequate for its purposes. The Company also believes that tobacco throughput at its existing facilities could be increased without major capital expenditures.

         Selling. The Company's customers include all of the world's leading manufacturers of cigarettes and other consumer tobacco products. These customers are located in approximately 85 countries throughout the world. The Company employs its own salesmen, who travel extensively to visit customers and to attend tobacco markets worldwide with these customers, and it also uses agents for sales to customers in certain countries. Sales are made on open account to customers who qualify based on experience or are made against letters of credit opened by the customer prior to shipment. Virtually all sales are made in U.S. dollars. Payment for most tobacco sold by the Company is received after the tobacco has been processed and shipped.

         The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities. In fiscal 1997, the Company's five largest customers accounted for approximately 49.6% of total sales (67.3% of tobacco sales). In fiscal years 1997, 1996 and 1995, one customer accounted for 24.1%, 17.4% and 14.2% of total sales, respectively. The Company believes that formal purchase contracts are not customary in the global leaf tobacco industry and agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. The Company has done business with most of its customers for many years. The Company believes that it has good relationships with its large customers.

         As of March 31, 1997, the Company had tobacco inventory of $181 million compared to $161 million at March 31, 1996 and outstanding orders of approximately $146 million and $120 million, respectively. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco.

         Competition

         The leaf tobacco industry is highly competitive. Competition among independent leaf tobacco dealers is based primarily on the price charged for products and services; the ability to meet customer demands and specifications in sourcing, purchasing, blending, processing and financing tobacco; and the ability to develop and maintain long-standing customer relationships by demonstrating a knowledge of customer preferences and requirements. Although most of the Company's principal customers also purchase tobacco from the Company's major competitors, Universal and Dimon, the Company's relationships with its largest customers span many years and the Company believes that it has the personnel, expertise, facilities and technology to remain successful in the industry. In addition, the Company believes that the consolidation of the leaf tobacco industry may provide opportunities for it to enhance its relationship with and increase sales to certain cigarette manufacturers.

         Worldwide Tobacco Presence

         United States. The Company owns and operates a total of four processing facilities located in North Carolina and Kentucky and purchases tobacco at all major markets in the United States, including flue-cured tobacco markets in North Carolina, South Carolina, Virginia, Georgia and Florida; burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina; and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco are generally sold at public auction to the highest bidder. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. U.S. grown tobacco is more expensive than most non-U.S. tobacco, resulting in a declining trend in exports, which management believes should be offset by increased demand for foreign tobacco.

         Brazil. The Company currently purchases leaf tobacco in Brazil as the agent for Souza Cruz, a subsidiary of B.A.T. which has approximately 80.0% of the domestic cigarette market in Brazil. The Company fills orders and earns a commission from Souza Cruz based upon the sales price of the tobacco. In March 1997, the Company signed a letter of intent (which is subject to significant conditions of closing) to purchase a 74.9% ownership interest in Meridional, the fourth largest leaf tobacco processor in Brazil. This strategic acquisition complements the Company's continuing 26-year partnership in Brazil with Souza Cruz, and will provide the Company with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China).

         Turkey and Greece. The Company is one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. The Company believes that the fragmented nature of the oriental tobacco markets and its leading presence in these markets provides it with an excellent opportunity to expand revenues. The Company also purchases and processes flue-cured and burley tobacco in Greece. The Company processes tobacco in Turkey and Greece in two 51.0% owned facilities.

         Malawi, Zimbabwe and Tanzania. In Malawi, the largest exporter of low-cost burley tobacco in the world, the Company has a leading market position and services the large multinational cigarette manufacturers from its 51.9% owned facility in Lilongwe and its 50.0% owned facility in Limbe. The Company also is a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in the Company's facilities. In Zimbabwe, the Company purchases flue-cured tobacco and to a lesser extent burley tobacco, which it processes in its minority-owned facility. In Tanzania, one of the key emerging growing regions of low-cost filler tobacco, the Company has historically been one of the largest exporters of flue-cured tobacco. The Company supervised the processing of this tobacco in a government-owned facility, which was privatized in calendar 1995. The Company is currently exploring other alternatives, including the construction of a new Company-owned and -operated processing facility strategically located in the Tanzanian flue-cured tobacco growing region.

         China, Thailand and India. The Company has provided agronomy services and funded a variety of projects in China since 1981 and believes that it is the largest independent exporter of Chinese leaf tobacco. The Company currently operates two government-owned tobacco processing facilities in China. The Company is expanding its presence in China and expects to increase its production in the area through strategic alliances with the Chinese government. The Company has an executed letter of intent (subject to certain conditions) to build its third processing facility in China, which will process low-cost filler tobacco in the Guizhou province. The Company is also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which it purchases directly from farmers or in some cases from a middlemen or curers. Flue-cured tobacco is grown mainly in Northern Thailand, burley tobacco is grown in Central Thailand and oriental leaf tobacco is grown in Northeast Thailand. The Company currently processes tobacco in Thailand in two facilities in which the Company owns a minority interest. In India, an emerging source of low-cost filler tobacco, the Company purchases primarily flue-cured tobacco. The Company has executed a letter of intent with a local partner, who has started construction of a new processing facility in Guntur.

         Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and Zaire.

         The Wool Industry

         The Company is a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, the Company owns and operates an integrated group of wool companies which purchase, process and sell wool to other wool processors, felting companies, knitters and spinners of yarn, and manufacturers of worsted and woolen products. The Company does not raise sheep or produce textile products. In fiscal 1996, the Company derived approximately 26.4% of its revenue from its wool division.

         The wool industry is highly fragmented, with a large number of small dealers handling wool, often from limited origins. There are two broad categories of wool fibers: fine wool from merino sheep and coarse wool from crossbred sheep. Merino wool is used to make products for the apparel trade such as fine sweaters and worsted fabrics for high quality suits. Crossbred wool is used to make carpets, coarser worsted fabrics such as upholstery and draperies, and woolens used in knitwear and hand-knitting yarns. Most merino wool for export is produced in Australia followed by South Africa and South America. The main sources of crossbred wool for export are New Zealand, the United Kingdom and South America.

         Following record high prices in 1988, the wool industry experienced a severe downturn beginning in 1989 that was triggered by the withdrawal of China from international wool markets, economic turmoil in Eastern Europe and the states of the Former Soviet Union and recessionary conditions in Western Europe. These events led to a decrease in demand for wool on the world market. At the same time a worldwide oversupply of wool had developed, largely due to artificially high prices caused by the Australian support program.

         Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. At present, Wool International, an organization created by the Australian government, is responsible for the reduction of the stockpile, which on March 31, 1997 totaled 319,000 metric tons (the equivalent of approximately 50% of one year's current Australian production). Wool International has announced its intention to reduce this stockpile at a fixed rate of 23,625 metric tons per quarter to a level of approximately 297,000 metric tons by June 30, 1997, at which time the disposal rate will be adjusted to a minimum of 15,750 metric tons per quarter.

         Worldwide wool production in 1997 was below current demand for the second consecutive year, and production by the five major wool exporting countries has declined by 15.0% over the past five years. As a result, since 1992, all surplus stocks around the world have been sold with the exception of the remaining stockpile in Australia.

         Operations

         From the outset, the Company's strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. The Company believes that as a result of its acquisitions and the continuing consolidation of the wool industry, it has become one of the world's largest traders and processors of wool. The Company owns and operates processing facilities in five countries, including scouring mills in New Zealand, South Africa and the United Kingdom and combing mills in Chile and France. The Company is participating in negotiations with the Western Australian government to set up a joint venture scouring facility. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

         Purchasing. The Company deals in wool from all of the major producing areas, the most significant of which are Argentina, Australia, Chile, New Zealand, South Africa and the United Kingdom. The Company has buying offices in all of these areas. The Company's employees buy wool at auctions and through negotiations with wool growers. Although most wool is shorn before it is purchased, some wool is purchased "on the back" before shearing. As in its tobacco business, most of the Company's purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. The Company typically pays for its wool purchases in the currency of the country of origin, and usually hedges the currencies of its purchase and sale commitments with forward transactions. The Company does not engage in currency transactions for the purpose of speculation.

         Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at the Company's plants in New Zealand, South Africa and the United Kingdom or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France and by commission combers in Argentina, Australia, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

         A top is a continuous strand of straightened and combed, longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines align the fibers to produce a "sliver" of parallel fibers while removing foreign matter. Slivers are combined to produce a stronger, more parallel sliver which is combed to make a top suitable for spinning. Tops are wound into bobbins weighing approximately 22.0 pounds which are packed and shipped to customers in the apparel industry for further manufacturing. The Company maintains laboratory facilities for analyzing and testing wool and lanolin.

         Selling. The Company currently derives approximately 66.0% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 1997, processed wool (i.e., scoured and tops) accounted for approximately 67.0% of the Company's wool revenues, followed by greasy wool (25.0%), specialty fibers (2.0%) and lanolin and others (6.0%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufactures of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounted for less than 2.0% of total sales and 5.0% of total wool sales for fiscal 1997. Sales are typically made in local currencies of the customers.

         The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months. At March 31, 1997 and 1996, the Company had outstanding orders for wool for approximately $109.0 million and $136.0 million, respectively.

         Competition

         The wool industry is more fragmented than the leaf tobacco industry. Major competitors include Chargeurs, ADF, BWK, and a number of Japanese trading firms, the largest of which is Itochu. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. The Company believes that its processing and marketing capabilities and buying and trading expertise enable it to compete effectively, and that its broad geographical trading base enables it to react quickly to price changes and to supply wool of similar types and blending quality from different countries or areas while keeping the highest quality standards.

Other Operations and Investments

         The Company is engaged in another small noncore activity: Stancom Home Center operates a wholesale/retail building materials and home supply center located in Wilson, North Carolina. Revenues and earnings of this business are not material

Employees

         At March 31, 1997, the Company had a total of approximately 2,200 full-time employees (including approximately 530 in the United States) and approximately 2,035 employed by affiliated tobacco companies. Of the Company's full-time employees, approximately 1,560 are in the tobacco business, approximately 610 are in the wool business and approximately 30 have duties relating to other operations. The tobacco business typically employs an additional 6,700 to 6,800 part-time employees during peak production periods.

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

        Statements in this document that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management's current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions. For more details regarding such factors, see the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update any of these forward-looking statements.

ITEM 2.  PROPERTIES.

Tobacco Operations

         The Company generally conducts its tobacco processing operations in facilities near the area of production. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel. A current summary showing the principal tobacco operating properties of the Company or its affiliates is shown below:


                                                                                                        Area
Location                                             Principal Use                                  (Square Feet)
UNITED STATES
         Wilson, NC                                  Factory/storage                                 1,008,000
         Oxford, NC                                  Factory/storage                                   624,700
         King, NC                                    Factory                                           134,600
         Springfield, KY                             Factory/storage                                   292,000

TURKEY
         Izmir                                       Factories (2)/storage                             431,300
         Izmir                                       Storage                                           204,500*

GREECE
         Alexandria                                  Factory/storage                                   402,000
         Salonica                                    Factory/storage                                   772,700
         Salonica                                    Factory/storage                                   236,300*

MALAWI
         Limbe                                       Factory/storage                                   414,000
         Lilongwe                                    Factory/storage                                   776,000

ZIMBABWE
         Harare                                      Factory/storage                                   565,800*
         Harare                                      Storage                                           233,500









THAILAND
         Chiengmai                                   Factory/storage                                   872,000
         Banphai                                     Factory/storage                                   377,000

ITALY
         Caserta                                     Factory/storage                                   800,000*

SPAIN
         Benavente                                   Factory/storage                                   206,000
         Benavente                                   Storage                                           132,400*
         Coria                                       Buying Center                                      18,300*
         Talayuela                                   Buying Center                                      21,500

* Leased facility

Wool Operations

         The Company generally conducts its scoured wool operations in the country of origin, and processes wool tops in France and Chile. A current summary showing the principal wool operating properties of the Company or its affiliates is shown below:

                                                                                                        Area
Location                                             Principal Use                                 (Square Feet)
AUSTRALIA
         Fremantle                                   Storage                                           200,000
CHILE
         Punta Arenas                                Factory/storage                                    57,000
FRANCE
         Tourcoing                                   Factory/storage                                   964,900
NETHERLANDS
         Dongen                                      Storage                                            23,700
NEW ZEALAND
         Christchurch                                Factory/storage                                   100,300
SOUTH AFRICA
         Port Elizabeth                              Factory/storage                                    70,000*
UNITED KINGDOM
         Bradford                                    Factory/storage                                   165,000

* Leased facility.

Other Operations

UNITED STATES
         Wilson, NC                                  Bldg. supply dealer                               125,000

         The Company believes its properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of its business.

ITEM 3.  LEGAL PROCEEDINGS.

         The previously reported joint Canadian-U.S. criminal investigation into alleged violations of law relating to the importation, exportation and taxation of tobacco has been discontinued. The Canadian investigation is continuing as to individual Canadian and U.S. citizens. Management does not believe that it will have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.

               Executive Officers of the Company at March 31, 1997

Name                                              Age                  Positions
Robert E. Harrison                               43           President, Chief Executive Officer,
                                                                  Chief Financial Officer
J. Alec G. Murray                                60           Chairman of the Board
Marvin W. Coghill                                63           Chairman - Tobacco Division
Paul H. Bicque                                   53           Managing Director - Wool Division
Thomas M. Evins, Jr.                             57           Regional Manager-North & Central America
                                                                  Tobacco Operations
Guy M. Ross                                      64           Vice President and Secretary
Ery W. Kehaya II                                 45           Vice President and Operations Director -
                                                                  Tobacco Division
Mark W. Kehaya                                   29           Vice President - Planning
Krishnamurthy Rangarajan                         54           Vice President and Assistant Secretary
Michael K. McDaniel                              47           Vice President - Human Resources
Keith H. Merrick                                 43           Vice President and Treasurer
Hampton R. Poole, Jr.                            45           Vice President and Controller

         Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 1997 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers is set forth below:

         Guy M. Ross was Treasurer from 1980 to 1993 and became Secretary in 1981 following the Company's purchase of the American leaf business of Imperial Tobacco Ltd. (UK). He was employed by Imperial for 14 years including 10 years as Vice President of Finance and Administration. He became a Vice President of the Company in 1992.

         Ery W. Kehaya II was appointed Vice President-Operations of the tobacco division in 1995 after being named Sales Director in 1993 and a Corporate Vice President in 1992. He has been an officer of Standard Commercial Tobacco Co., Inc., a subsidiary, for more than five years, serving as Executive Vice President since 1992. He is the son of Ery W. Kehaya, Chairman Emeritus.

         Mark W. Kehaya was appointed Financial Director of the tobacco division in August 1996 after being named Vice President-Planning in August 1994. Prior to joining the Company in 1993, he was employed as an associate of Fieldstone Private Capital Group from 1990 to 1992 and as an analyst at Bankers Trust Company from 1989 to 1990. He is the son of Ery W. Kehaya, Chairman Emeritus.

         Krishnamurthy Rangarajan was employed by the Company in 1978 after qualifying as a Chartered Accountant. He was elected a Vice President in 1988 after being named Assistant Vice President in 1986 and Chief Accountant in 1981.

         Michael K. McDaniel joined the Company as Director - Human Resources in November 1996 and was elected Vice President - Human Resources in June 1997. From 1995 to November 1996 he was a partner in a human resources consulting firm, and from 1978 to 1995 he was Director of Human Resources and Organizational Development for the City of Wilson, North Carolina.

         Keith H. Merrick has served as Treasurer of the Company since 1993 and was elected a Vice President in 1996. Prior to joining the Company, he was employed as a Vice President of First Union National Bank of North Carolina.

         Hampton R. Poole, Jr. was appointed Vice President in 1996 and has served as Controller of the Company since 1993. He joined the Company in 1984 and has been an officer of Standard Commercial Tobacco Co., Inc., a subsidiary, for more than five years. Mr. Poole is a Certified Public Accountant.

         The above persons will remain in office until the directors' meeting following the annual meeting of shareholders on August 12, 1997.

                                     PART II

ITEM 5        -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS

ITEM 6        -   SELECTED FINANCIAL DATA

ITEM 7        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is contained in the Company's 1997 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

       Item                    Caption in Annual Report                                      Page No.
         5                     Quarterly Financial Data (Unaudited)                             26
         6                     Selected Financial Data                                          26
         7                     Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                 8-13


ITEM 8        -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The data appearing on pages 14 through 24 of the Company's 1997 Annual Report to Shareholders, and the Independent Auditors' Report on page 25 , are incorporated herein by reference and made a part hereof.

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

         The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 12, 1997 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers of the Company follows Item 4 of Part 1 of this Report.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.


         (a)      1.       Financial Statements:  See Item 8.

                  2.       Financial Statement Schedules:

                           (i) Report of Independent Auditors on Financial Statement Schedules.

                           (ii) Schedule I - Condensed Financial Information of Registrant.

                           (iii) All other schedules are omitted because they are either not applicable or the required information is included in the data mentioned in Item 8 and incorporated herein by reference.

         (b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended March 31, 1997.

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

                           (iii) There is incorporated herein by reference, the Second Supplemental Agreement dated July 16, 1996 between the Company and certain subsidiaries and Deutsche Bank A.G. et al filed as Exhibit 4(iii) to the Company's report on Form 10-Q for the quarter ending September 30, 1996 which amends Exhibit 4(ii) above.

                           (iv) There is incorporated herein by reference the Loan and Security Agreement dated as of May 2, 1995 between Standard Commercial Tobacco Co., Inc., a subsidiary of the Company and NationsBank of Georgia, N.A. filed as Exhibit 4(iii) to the Company's Report on Form 10-K for the year ended March 31, 1995.

                           (v) There is incorporated herein by reference the Amendment No. 3, dated July 15, 1996 filed as Exhibit 4(i) to the Company's report on Form 10-Q for the quarter ending September 30, 1996 which amends Exhibit 4(iv) above.

                           (vi) There is incorporated herein by reference the Company Guaranty Agreement dated as of May 2, 1995 with respect to the Loan and Security Agreement referred to in 4(iii) above filed as Exhibit 4(iv) to the Company's Report on Form 10-K for the year ended March 31, 1995.

                           (vii) There is incorporated herein by reference, the Second Amended and Restated Parent Guaranty Agreement dated as of July 15, 1996 filed as Exhibit 4(ii) to the Company's report on Form 10-Q for the quarter ending September 30, 1996 whereby the Company guarantees the indebtedness under Exhibit 4(v) above.

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

                           (iii) There is incorporated herein by reference Agreement dated as of March 24, 1997 between the Company and Robert E. Harrison filed as
                                    Exhibit 10.3 to the Company's Registration
                                    Statement on Form S-3 dated May 8, 1997.

                  11.      Computation of Earnings per Common Share.

                  13. The Company's Annual Report to Shareholders for the year ended March 31, 1997 which, except for information expressly incorporated by reference into Items 1, 5, 6, 7 and 8 is not deemed to be "filed" as a part of this Report.

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


                             STANDARD COMMERCIAL CORPORATION

                   By:  /s/  Robert E Harrison
                        ----------------------------------------------------
June 18, 1997           Robert E Harrison, President, Chief Executive Officer
                          and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 18, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

/s/  Robert E Harrison                                   President, and Director
-------------------------------------------------        (Principal Executive Officer and Principal Financial Officer)
Robert E Harrison

/s/  Guy M Ross                                          Vice President
-------------------------------------------------        (Principal Accounting Officer)
Guy M Ross

/s/  J Alec G Murray                                     Chairman of the Board of Directors
-------------------------------------------------
J Alec G Murray

/s/  Ery W Kehaya                                        Chairman Emeritus and Director
-------------------------------------------------
Ery W Kehaya

/s/  Marvin W Coghill                                    Director
-------------------------------------------------
Marvin W Coghill

/s/  William A Ziegler                                   Director
-------------------------------------------------
William A Ziegler

/s/ Henry R Grunzke                                      Director
-------------------------------------------------
Henry R Grunzke

/s/  William S Barrack Jr                                Director
-------------------------------------------------
William S Barrack Jr

/s/  Thomas M Evins Jr                                   Director
-------------------------------------------------
Thomas M Evins Jr

/s/  Charles H Mullen                                    Director
-------------------------------------------------
Charles H Mullen

/s/  Daniel M Sullivan                                   Director
-------------------------------------------------
Daniel M Sullivan

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Standard Commercial Corporation

We have audited the consolidated financial statements of Standard Commercial Corporation (the "Company") as of March 31, 1997, and have issued our report thereon dated June 18, 1997 and 1996 and for each of the three years in the period ended March, 31, 1997, such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also includes the financial statement schedule of the Company, listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 18, 1997

STANDARD COMMERCIAL CORPORATION (the "Registrant")                   SCHEDULE I

CONDENSED BALANCE SHEET

                                                                                                  March 31
In thousands, except share data                                                    1997              1996
                                                                       -----------------------------------
Assets
Cash and cash equivalents.............................................         $    327          $  3,851
Intercompany accounts receivable......................................           16,606            16,617
Current portion of notes receivable from Zelenka Nursery, Inc.........              500               500
Income taxes receivable...............................................              153             3,086
Other receivables.....................................................              995             2,651
Prepaids and other....................................................              155               617
                                                                       -----------------------------------

     Current assets...................................................           18,736            27,322

Investment in subsidiaries............................................          159,014           149,469
Long-term notes receivable from Zelenka Nursery, Inc..................            2,183             2,683
Cash surrender value of life insurance policies (net of policy
   loans (1997 - $6,780; 1996 - $6,550)...............................            6,529             5,758
Deferred loan costs...................................................            1,585             1,744
Deferred income taxes.................................................            2,260                86
Other noncurrent assets...............................................              340               361
                                                                       -----------------------------------

Total assets..........................................................         $190,647          $187,423
                                                                       ===================================

Liabilities
Intercompany accounts payable.........................................         $ 29,895         $  20,756
Current portion of long-term debt.....................................                -             3,765
Other payables and accrued expenses...................................              982             3,072
                                                                       -----------------------------------

   Current liabilities................................................           30,877            27,593

Long-term debt........................................................                -             7,407
Convertible subordinated debt.........................................           69,000            69,000
Retirement and other benefits.........................................              499               404
                                                                       -----------------------------------

   Total liabilities..................................................          100,376           104,404
                                                                       -----------------------------------


ESOP redeemable preferred stock.......................................                -             8,748
Unearned ESOP compensation............................................                -            (6,320)
                                                                       -----------------------------------

Shareholders' equity
Preferred stock $1.65 par value; shares authorized - 1,000,000;
     shares issued and outstanding:
     1997 - 0; 1996 - 87,477..........................................                -                 -
Common stock, $0.20 par value; shares authorized -
     100,000,000; shares issued: 1997 - 12,126,270
     1996 - 11,624,275................................................            2,425             2,325
Additional paid-in capital............................................           50,324            43,660
Unearned restricted stock plan compensation...........................              (12)              (16)
Treasury stock at cost: 1997 - 2,591,790 shares; 1996 -
     shares 2,490,661.................................................           (3,799)           (2,384)
Retained earnings.....................................................           58,089            46,450
Cumulative translation adjustments....................................          (16,756)           (9,444)
                                                                       -----------------------------------

     Total shareholders' equity.......................................           90,271            80,591
                                                                       -----------------------------------

     Total liabilities and equity.....................................         $190,647          $187,423
                                                                       ===================================


NOTE: These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Standard Commercial Corporation.

STANDARD COMMERCIAL CORPORATION (the "Registrant")                   SCHEDULE I



CONDENSED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                               Year ended March 31
In thousands                                                              1997              1996              1995
                                                              -----------------------------------------------------

Management fee income........................................         $  9,379           $ 6,340          $  4,725
                                                              -----------------------------------------------------


Selling, general and administrative expenses.................            2,951             3,151             3,460
Interest expense.............................................            5,472             6,092             6,209
Other (income) expense, net..................................              491            (1,504)              638
                                                              -----------------------------------------------------

   Income (loss) before taxes................................              465            (1,399)           (5,582)
Income tax expense (benefit).................................              496            (1,665)            1,103
                                                              -----------------------------------------------------

   Net income (loss) after taxes.............................              (31)              266            (6,685)
Equity in earnings (losses) of subsidiaries..................           16,968               342           (23,859)
                                                              -----------------------------------------------------

   Net income (loss).........................................           16,937               608           (30,544)
ESOP preferred stock dividends, net of tax...................             (347)             (474)             (485)
                                                              -----------------------------------------------------


   Net income (loss) applicable to common stock..............           16,590               134           (31,029)

Retained earnings, beginning of year.........................           46,450            50,530            84,807
Common stock dividends.......................................           (4,951)           (4,214)           (3,248)
                                                              -----------------------------------------------------

Retained earnings, end of year...............................         $ 58,089          $ 46,450          $ 50,530
                                                              =====================================================


CONDENSED STATEMENT OF CASH FLOW

Cash provided by operating activities:                                  $9,954            $7,548            $7,082*

Cash flows from investing activities
   Collections of note receivable............................              500               620                 -
   Business dispositions.....................................                -                 -             1,217
                                                              -----------------------------------------------------

   Cash provided by investing activities.....................              500               620             1,217
                                                              -----------------------------------------------------

Cash flows from financing activities
   Proceeds from long-term borrowings........................                -             3,662                 -
   Repayment of long-term borrowings.........................          (11,171)           (7,858)           (8,857)
   Dividends paid, net of tax................................             (347)             (474)             (485)
   Purchase and retirement of ESOP Preferred Stock...........           (2,460)                -                 -
                                                              -----------------------------------------------------

Cash used in financing activities............................          (13,978)           (4,670)           (9,342)
                                                              -----------------------------------------------------

   Increase (decrease) in cash and cash equivalents..........           (3,524)            3,498            (1,043)
Cash and cash equivalents, beginning of year.................            3,851               353             1,396
                                                              -----------------------------------------------------

Cash and cash equivalents, end of year.......................         $    327            $3,851          $    353
                                                              =====================================================


Cash paid during the year for    - interest..................           $8,105            $2,962            $6,563
                                 - income taxes..............           $  660            $  575            $1,052


* Includes cash dividends of $4,738,000 paid by Standard Wool France SA, a wholly-owned subsidiary.

NOTE: These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Standard Commercial Corporation.