Form 10-Q
period 1997-06-30
STANDARD COMMERCIAL CORP
filed 1997-08-06
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1997


                          COMMISSION FILE NUMBER 1-9875


                                [GRAPHIC OMITTED]

                         STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of                           I.R.S. Employer
     North Carolina                             Identification No. 13-1337610


                 2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

                          Telephone Number 919-291-5507






Former name, former address and former fiscal year, if changed since last report
- Not applicable


On August 1, 1997 the registrant had outstanding 12,683,155 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                          YES   X           NO
                                             --------         --------

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                                          June 30   March  31
                                                          -------   ---------
                                                       1997     1996     1997
                                                       ----     ----     ----
ASSETS                                                       (unaudited)

Cash............................................. $  40,037 $132,188 $ 41,117
Receivables......................................   240,694  206,344  266,560
Inventories......................................   334,550  286,453  256,519
Prepaid expenses.................................     8,286    5,521    6,285
Marketable securities............................       798    1,311      837
                                                  ----------------------------

      Current assets.............................   624,365  631,817  571,318

Property, plant and equipment....................   118,956  133,055  122,013
Investment in affiliates.........................    12,252   11,657   12,533
Other assets.....................................    28,763   37,849   29,821

      Total assets...............................  $784,336 $814,378 $735,685
                                                  ============================

LIABILITIES
Short-term borrowings............................  $144,306 $348,894 $272,325
Current portion of long-term debt................     7,831   10,453    8,985
Accounts payable.................................   208,681  188,160  141,145
Taxes accrued....................................    24,637   28,528   28,758
                                                  ----------------------------

      Current liabilities........................   385,455  576,035  451,213

Long-term debt...................................   134,559   29,022   70,252
Convertible subordinated debentures..............    69,000   69,000   69,000
Retirement and other benefits....................    19,048   18,651   19,127
Deferred taxes...................................     6,672    8,714    5,819
                                                  ----------------------------

      Total liabilities..........................   614,734  701,422  615,411
                                                  ----------------------------

MINORITY INTERESTS                                   30,110   29,342   30,312
                                                  ----------------------------

ESOP redeemable preferred stock..................         -    8,748        -
Unearned ESOP compensation.......................         -   (6,320)       -
                                                  ----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized
shares 1,000,000
      Issued none (1996 - 87,477 to ESOP)
Common stock, $0.20 par value; authorized shares      3,060    2,349    2,425
100,000,000
      Issued 15,300,862 (June 96 - 11,745,872;
Mar 97 - 12,126,270).............................
Additional paid-in capital.......................   100,102   44,722   50,324
Unearned restricted stock plan compensation......      (297)    (408)    (321)
Treasury shares, 2,617,707 (June 96 - 2,515,567;     (4,250)  (2,633)  (3,799)
Mar 97 - 2,591,790)..............................
Retained earnings................................    57,869   47,051   58,089
Cumulative translation adjustments...............   (16,992)  (9,895) (16,756)
                                                  ----------------------------

      Total shareholders' equity.................   139,492   81,186   89,962
                                                  ----------------------------

      Total liabilities and equity...............  $784,336 $814,378 $735,685
                                                  ============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share data; unaudited)

                                                          Three months ended
                                                                     June 30
                                                      -----------------------
                                                             1997       1996

Sales   - tobacco.....................................   $212,847   $215,263
        - nontobacco..................................     87,468     95,128
                                                      -----------------------

        Total sales...................................    300,315    310,391

Cost of sales
        -  Materials, services and supplies...........    273,189    280,894
        -  Interest...................................      7,266      7,611
                                                      -----------------------

        Gross profit..................................     19,860     21,886
Selling, general and administrative expenses..........     17,659     17,996
Other interest expense................................      2,216      2,387
Other income (expense) - net..........................      2,391      2,835
                                                      -----------------------

        Income before taxes...........................      2,376      4,338
Income taxes..........................................       (358)    (1,112)
                                                      -----------------------

        Income after taxes............................      2,018      3,226
Minority interests....................................       (291)    (1,936)
Equity in earnings of affiliates......................        126        218
                                                      -----------------------

        Net income....................................      1,853      1,508
ESOP preferred stock dividends net of tax.............          -       (115)
                                                      -----------------------

        Net income applicable to common stock.........      1,853      1,393

Retained earnings at beginning of period..............     58,089     46,450
Common stock dividends................................     (2,073)      (792)
                                                      -----------------------

Retained earnings at end of period                        $57,869    $47,051
                                                      =======================

Earnings per common share
                                                            $0.17      $0.15
Primary.......................................- net
              - average shares outstanding............     11,103      9,493

        Fully diluted.................................          *          *

*Not applicable because fully diluted calculations include adjustments which are antidilutive.

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                          Three months ended
                                                      ----------------------
                                                                     June 30
                                                             1997       1996
                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income............................................     $1,853     $1,508
  Depreciation and amortization.......................      4,951      4,395
  Minority interests..................................        291      1,936
  Deferred income taxes...............................        969          -
  Undistributed  earnings  of  affiliates  net  of
    dividends received................................       (126)      (218)
  Gain  on  disposition  of  property,  plant  and
    equipment.........................................     (1,177)      (185)
  Other...............................................     (1,075)     2,421
                                                      -----------------------
                                                            5,686      9,857
Net changes in working capital other than cash
  Receivables.........................................     21,043     43,114
  Inventories.........................................   .(80,641)   (27,498)
  Current payables....................................     71,082     58,967
                                                      -----------------------

CASH PROVIDED BY OPERATING ACTIVITIES.................     17,170     84,440
                                                      -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES..................

Property, plant and equipment - additions.............     (2,909)    (2,265)
                              - dispositions..........      1,516        247
Business (acquisitions) dispositions..................          -          -
                                                      -----------------------

Cash used for investing activities....................    (1,393)    (2,018)
                                                      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...................   (60,061)    (24,731)
Proceeds from long-term borrowings....................          -          -
Repayment of long-term borrowings.....................     (4,639)    (4,076)
Net proceeds of equity offering.......................     47,043          -
Dividends paid, net of tax............................          -       (115)
Other.................................................        800          -
                                                      -----------------------

CASH USED FOR FINANCING ACTIVITIES....................    (16,857)   (28,922)
                                                      -----------------------

Increase (decrease) in cash for period................     (1,080)    53,500
Cash at beginning of period...........................     41,117     78,688
                                                      -----------------------

CASH AT END OF PERIOD.................................   $ 40,037   $132,188
                                                      =======================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

oThe interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

oThe interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal, recurring nature. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

oSubsequent to June 30, 1997, the Company completed a $115.0 million private placement of of 8-7/8% Senior Notes due 2005, the net proceeds of which were used to repay indebtedness under existing bank credit facilities and certain other long-term debt. As of June 30, 1997, these amounts have been reclassified in the balance sheet.

oPrior period earnings per share and weighted average shares outstanding have been restated to give effect to the increase in shares outstanding resulting from subsequent stock dividends.

oInventories for the periods shown were as follows:

                                       June 30      March 31
            (In thousands)      1997        1996        1997
                                ----        ----        ----
            Tobacco         $255,991    $206,675    $181,349
            Nontobacco        78,559      79,778      75,170
                            --------    --------    --------

              Total         $334,550    $286,453    $256,519
                             =======     =======     =======

oThere were no material  changes in accounting  policies during the period ended
 June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations Sales for the quarter ended June 30, 1997 were $300.3 million, a decrease of 3.2% from a year earlier. Sales of $212.8 million for the tobacco division were down 1.1% from the corresponding period in 1996. Tobacco sales from the U.S. and South America increased while sales from Turkey were down due to the timing of shipments in the June 1996 quarter. Overall, tobacco volume was down 5.6% and average prices were higher as a result of market conditions and the change in mix. Nontobacco sales of $87.5 million were down 8.1% primarily as the result of a 10.9% decrease in the volume of wool sold which was attributable to focusing on the more profitable processing elements of the business.

Gross profit for the quarter of $19.9 million was down 9.3% from the 1996 quarter due primarily to the reduced level of sales and a change in the tobacco business mix. Selling, general and administrative expenses decreased by 1.9% to $17.7 million as the Company continues to focus on operating efficiencies. Reductions in personnel related costs and lower legal and professional fees contributed to the favorable variance. A decrease in other interest expense and in the interest income element of other income (net) were both attributed to improved application of cash to reduce borrowings.

The effect on net income of changes in sales mix and other factors contributing to a reduction in income before taxes was offset by a lower effective tax rate and reduced earnings applicable to minority interests. The variation in income tax charges or credits as a percentage of pretax income due to differences in tax rates and relief available in areas where profits are earned or losses are incurred resulted in an effective rate tax rate of 15.1% in the current quarter compared to 25.6% a year earlier.

Earnings attributed to minority interests were $1.6 million lower than a year ago because of a change in business mix. Equity in earnings of affiliates were down slightly from a year earlier.

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Net income was $1.9 million, or $0.17 per share on 11.1 million average shares outstanding versus $1.5 million, or $0.15 per share on 9.5 million shares outstanding for the June 1996 quarter adjusted for subsequent stock dividends. The quarter-to-quarter increase in shares outstanding was primarily attributable to the Company's 3.0 million share public offering during the June 1997 quarter.

Liquidity and Capital Resources

Working capital at June 30, 1997 was $123.9 million, before reclassification of the Senior Notes proceeds received subsequent to June 30, compared to $55.8 million a year earlier. Most of the increase was due to applying the $47.0 million net proceeds of a 3.0 million share public offering completed in the June 1997 quarter to reduce short-term borrowings. The remaining increase was due to contributions from operating activities that further reduced short-term borrowings. Working capital will be further improved as a result of the Senior Notes offering completed after June 30, 1997. Capital expenditures of $2.9 million consisted primarily of routine expenditures in the tobacco and wool divisions, expansion of warehouse facilities in Greece and Turkey, and new machinery for the French topmaking facility. The Company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and business conditions. Uncommitted tobacco inventory decreased to $20.4 million at June 30, 1997 from $30.7 million a year earlier.

As a result of the recent equity offering which appreciably broadened the Company's shareholder base, the Board of Directors has voted to discontinue issuing quarterly stock dividends. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $57.9 million ($27.3 million under new covenants) of retained earnings available for distribution as dividends at June 30, 1997. At this time, it is uncertain when the Board will resume the payment of cash dividends.

Subsequent to June 30, 1997, the Company completed a $115.0 million Rule 144A private placement of 8-7/8% Senior Notes due 2005. Concurrently, commitments of $200 million were obtained for a three-year Global Bank Facility. These fundings, in combination with the recent equity offering have largely accomplished the Company's current refinancing plans. The Company used net proceeds of the funding to repay indebtedness outstanding under existing bank credit facilities and certain other long-term debt. The Global Bank Facility, in addition to local bank lines of approximately $265.0 million for tobacco operations in Africa, Europe and Asia, will be used to finance tobacco operations. Separate bank facilities of approximately $127.0 million exist to finance wool operations. The Senior Notes have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold absent registration under the Securities Act and applicable state securities laws or applicable exemptions from registration requirements.

Based on the outlook for the tobacco and wool divisions, and the recent refinancing activity, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management's current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions. More information regarding certain of these factors is contained in the Company's other SEC filings, copies of which are available upon request from the Company. The Company assumes no obligation to update any of these forward-looking statements.

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


Dated: August 6, 1997               STANDARD COMMERCIAL CORPORATION
                                              (Registrant)



                                    By          /s/   Robert E Harrison
                                      ---------------------------------------
                                       Robert E Harrison
                                       President, Chief Executive Officer and
                                         Chief Financial Officer



                                    By          /s/   Guy M Ross
                                      --------------------------------------
                                       Guy M Ross
                                       Vice President and Chief Accounting
                                         Officer