Form 10-Q
period 1997-09-30
STANDARD COMMERCIAL CORP
filed 1997-11-13
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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


On November 10, 1997 the registrant had outstanding 12,687,700 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                                   YES    X             NO

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share information)

                                                                    September 30   March 31
                                                                1997        1996       1997
                                                                ----        ----       ----
ASSETS                                                          (unaudited)
Cash.....................................................   $ 51,278   $  48,241   $ 41,117
Receivables..............................................    214,907     198,303    266,560
Inventories..............................................    421,027     346,020    256,519
Prepaid expenses.........................................      8,335       7,288      6,285
Marketable securities....................................        961       1,510        837
                                                            --------    --------   --------

    Current assets.......................................    696,508     601,362    571,318

Property, plant and equipment............................    115,767     133,734    122,013
Investment in affiliates.................................     12,720      11,791     12,533
Other assets.............................................     38,376      34,887     29,821
                                                            --------    --------   --------

    Total assets.........................................   $863,371   $ 781,774   $735,685
                                                             =======    ========    =======

LIABILITIES
Short-term borrowings....................................   $291,725   $ 385,025   $272,325
Current portion of long-term debt........................      4,212       8,469      8,985
Accounts payable.........................................    149,283     120,432    141,145
Taxes accrued............................................     24,404      26,217     28,758
                                                            --------    --------   --------

    Current liabilities..................................    469,624     540,143    451,213

Long-term debt...........................................    128,066      28,923     70,252
Convertible subordinated debentures......................     69,000      69,000     69,000
Retirement and other benefits............................     19,284      19,173     19,127
Deferred taxes...........................................      4,974       8,808      5,819
                                                            --------    --------   --------

    Total liabilities....................................    690,948     666,047    615,411
                                                            --------    --------   --------

MINORITY INTERESTS.......................................     31,019      29,605     30,312
                                                            --------    --------   --------

ESOP redeemable preferred stock..........................          -       8,748          -
Unearned ESOP compensation...............................          -      (6,320)         -
                                                            --------    --------   --------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares
1,000,000
  Issued none (1996 - 87,477 to ESOP)
Common stock, $0.20 par value; authorized shares
100,000,000
  Issued 15,304,115; (Sept 96 - 11,867,465; Mar 97 -           3,061       2,373      2,425
12,126,270)..............................................
Additional paid-in capital...............................    100,163      46,157     50,324
Unearned restricted stock plan compensation..............       (271)       (385)      (321)
Treasury shares, 2,617,707 (Sept 96 - 2,540,722; Mar 97 -     (4,250)     (2,997)    (3,799)
2,591,790)
Retained earnings........................................     63,150      48,787     58,089
Cumulative translations adjustments......................    (20,449)    (10,241)   (16,756)
                                                            --------    --------   --------

    Total shareholders' equity...........................    141,404      83,694     89,962
                                                            --------    --------   --------

    Total liabilities and equity.........................   $863,371   $ 781,774   $735,685
                                                             =======    ========    =======

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)

                                                   Second quarter ended     Six months ended
                                                                                September 30
                                                           September 30
                                                        1997       1996      1997       1996
                                                        ----       ----      ----       ----

Sales - tobacco...................................  $207,686   $169,629  $420,533   $384,892
      - nontobacco................................    79,567     79,376   167,035    174,504
                                                     -------    -------   -------    -------

    Total sales...................................   287,253    249,005   587,568    559,396

Cost of sales
    - materials, services and supplies............   254,128    218,881   527,317    499,775
    - interest....................................     5,414      8,152    12,680     15,763
                                                     -------    -------   -------    -------

    Gross profit..................................    27,711     21,972    47,571     43,858
Selling, general and administrative expenses......    17,520     18,272    35,179     36,268
Other interest expense............................     3,955      2,450     6,171      4,837
Other income (expense) - net......................     2,082      2,729     4,472      5,564
                                                     -------    -------   -------    -------

    Income before taxes...........................     8,318      3,979    10,693      8,317
Income taxes......................................    (2,243)      (944)   (2,602)    (2,056)
                                                     -------    -------   -------    -------

    Income after taxes............................     6,075      3,035     8,091      6,261
Minority interests................................    (1,218)      (268)   (1,509)    (2,204)
Equity in earnings of affiliates..................       424        144       550        362
                                                     -------    -------   -------    -------

    Net income....................................     5,281      2,911     7,132      4,419
ESOP preferred stock dividends net of tax.........         -       (116)        -       (231)
                                                     -------    -------   -------    -------

    Net income applicable to common stock.........     5,281      2,795     7,132      4,188

Retained earnings at beginning of period..........    57,869     47,051    58,089     46,450
Common stock dividends............................         -     (1,059)   (2,071)    (1,851)
                                                     -------    -------   -------    -------

Retained earnings at end of period................  $ 63,150   $ 48,787  $ 63,150   $ 48,787
                                                     =======    =======   =======    =======

Earnings per common share
Primary - net.....................................     $0.41      $0.29#   $0.60       $0.44#
        - average shares outstanding..............    12,798      9,497#  11,950       9,495#

Fully diluted.....................................     $0.40         *         *          *
        - average shares outstanding..............    15,146


*Not applicable because fully diluted calculations include adjustments which are antidilutive.

#Adjusted for subsequent stock dividends.

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                        Six months ended
                                                                            September 30
                                                                            ------------
                                                                             1997         1996
                                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................................  $ 7,132      $ 4,419
  Depreciation and amortization.........................................   10,511        9,130
  Minority interests....................................................    1,509        2,204
  Deferred income taxes.................................................     (614)           -
  Undistributed earnings of affiliates net of dividends received........     (550)        (362)
  Gain on disposition of property, plant and equipment..................   (3,410)        (184)
  Other.................................................................      911          913
                                                                          -------      -------
                                                                           15,489       16,120
Net changes in working capital other than cash
    Receivables.........................................................   42,853       50,950
    Inventories......................................................... (170,743)     (87,701)
    Current payables....................................................   18,283      (10,441)
                                                                        ---------    ---------

CASH USED FOR OPERATING ACTIVITIES......................................  (94,118)     (31,072)
                                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and                                                        (8,928)      (7,673)
equipment...........................................- additions
                          - dispositions................................    5,519          334
Business (acquisitions) dispositions....................................   (3,353)       2,993
                                                                          -------      -------

CASH USED FOR INVESTING ACTIVITIES......................................   (6,762)      (4,346)
                                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings.....................................  (27,642)      11,400
Proceeds from long-term borrowings......................................  110,028       10,012
Repayment of long-term borrowings.......................................  (15,498)     (16,210)
Net proceeds of equity offering.........................................   47,043            -
Dividends paid, net of tax..............................................        -         (231)
Other...................................................................   (2,890)           -
                                                                          -------      -------

CASH PROVIDED BY FINANCING ACTIVITIES...................................  111,041        4,971
                                                                          -------      -------

Increase (decrease) in cash for period..................................   10,161      (30,447)
Cash at beginning of period.............................................   41,117       78,688
                                                                          -------      -------

CASH AT END OF PERIOD...................................................  $51,278      $48,241
                                                                           ======       ======

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

o Prior period earnings per share and weighted average shares outstanding have been restated to give effect to the increase in shares outstanding resulting from subsequent stock dividends.

o       Inventories for the periods shown were as follows:

                                             September 30    March 31
               (In thousands)              1997       1996       1997
                                           ----       ----       ----
               Tobacco                 $345,081   $274,997   $181,349
               Nontobacco                75,946     71,023     75,170
                                       --------   --------  ---------

                 Total                 $421,027   $346,020   $256,519
                                        =======    =======    =======

o There were no changes in accounting policies during the period ended September 30, 1997.

o On August 1, 1997, the Company completed a $115.0 million private placement of 8-7/8% Senior Notes due 2005, the net proceeds of which were used to repay indebtedness under existing bank credit facilities and certain other long-term debt. The notes were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly-owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly-owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee on a senior basis, the full and prompt performance of the Issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantors and the Issuer.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1997
(In thousands; unaudited)

                                                    Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Cash........................    $    -   $20,167     $23,197    $  300    $7,614     $    -    $51,278
Receivables.................     3,303    24,284     134,069       867    52,384          -    214,907
Intercompany receivables....    18,380   142,937      37,491         8    23,459   (222,275)         -
Inventories.................         -    71,618     288,367     1,178    57,036      2,828    421,027
Prepaids and other..........       208        53       7,143        13       918          -      8,335
Marketable securities.......         1         -         947         -        13          -        961
                              --------------------------------------------------------------------------

    Current assets..........    21,892   259,059     491,214     2,366   141,424   (219,447)   696,508

Property, plant and equipment        -    21,890      79,997        59    13,821          -    115,767
Investment in subsidiaries..   211,199    81,460      62,648    34,620    35,451   (425,378)         -
Investment in affiliates....         -         -      11,519         -     1,201          -     12,720
Other noncurrent assets.....    13,252     7,732      10,138         -     2,635      4,619     38,376
                              --------------------------------------------------------------------------

    Total assets............  $246,343  $370,141    $655,516   $37,045  $194,532   $(640,206) $863,371
                              ==========================================================================

Liabilities
Short-term borrowings.......    $    -    $5,740     $233,179   $    -    $52,806    $    -    $291,725
Current portion of long-term         -       328       3,312         -       572          -      4,212
debt........................
Accounts payable............       308    25,133     109,902        48    21,790     (7,898)   149,283
Intercompany accounts payable   34,811    28,063     129,956     4,713    17,664   (215,207)        -
Taxes accrued...............         -     3,776      14,892         -     5,736          -     24,404
                              --------------------------------------------------------------------------

    Current liabilities.....    35,119    63,040     491,241     4,761    98,568   (223,105)   469,624

Long-term debt..............         -   120,742       5,182         -     2,142          -    128,066
Convertible subordinated        69,000         -           -         -         -          -     69,000
debentures..................
Retirement and other benefits      559     7,990       6,786         -     3,949          -     19,284
Deferred taxes..............         -        82       3,852         -     1,040          -      4,974
                              --------------------------------------------------------------------------

    Total liabilities.......   104,678   191,854     507,061     4,761   105,699   (223,105)   690,948

Minority interests..........         -         -      30,986         -        33          -     31,019

Shareholders' equity
Common stock................     3,061       993      30,856    22,604    35,893    (90,346)     3,061
Additional paid-in capital..   100,163   132,513      13,780         -    55,710   (202,003)   100,163
Unearned restricted stock
    plan compensation.......       (10)      (80)       (169)        -       (12)         -       (271)
Treasury stock at cost......    (4,250)        -           -         -         -          -     (4,250)
Retained earnings...........    63,150    44,861      93,707     8,040    (4,391)  (142,217)    63,150
Cumulative translation         (20,449)        -     (20,705)    1,640     1,600     17,465    (20,449)
adjustments.................
                              --------------------------------------------------------------------------

    Total shareholders'        141,665   178,287     117,469    32,284    88,800   (417,101)   141,404
equity......................
                              --------------------------------------------------------------------------

    Total liabilities and     $246,343  $370,141    $655,516   $37,045  $194,532   $(640,206) $863,371
equity......................
                              ==========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter ended September 30, 1997
(In thousands; unaudited)

                                                    Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Sales.......................    $     -  $ 61,046  $179,938      $883   $74,386  $(29,000) $287,253
Cost of sales:
  Materials services and              -    54,809   157,545       835    69,939   (29,000)  254,128
supplies....................
  Interest..................          -     1,009     3,221         -     1,184         -     5,414
                              -----------------------------------------------------------------------

  Gross profit..............          -     5,228    19,172        48     3,263         -    27,711
Selling, general &
   administrative expenses..        545     2,415    10,819        69     3,548       124    17,520
Other interest expense......      1,378     2,204       345         -        28         -     3,955
Other income (expense) net..        962     1,093      (742)      (78)      723       124     2,082
                              -----------------------------------------------------------------------

  Income (loss) before taxes       (961)    1,702     7,266       (99)      410         -     8,318
Income taxes................       (184)      579     2,815         -        98    (1,065)    2,243
                              -----------------------------------------------------------------------

  Income (loss) after taxes.       (777)    1,123     4,451       (99)      312     1,065     6,075
Minority interests..........          -         -    (1,218)        -         -         -    (1,218)
  Equity in earnings of               -         -       342         -        82         -       424
affiliates..................
  Equity in earnings of           6,058         -         -       412         -    (6,470)        -
subsidiaries................
                              -----------------------------------------------------------------------

  Net income................      5,281     1,123     3,575       313       394    (5,405)    5,281
Retained earnings at
beginning
    of period...............     57,869    43,738    90,132     7,727    (4,785) (136,812)   57,869
Common stock dividends......          -         -         -         -         -         -         -
                              -----------------------------------------------------------------------

  Retained earnings at end      $63,150   $44,861   $93,707   $ 8,040   $(4,391)$(142,217) $ 63,150
of period...................
                              =======================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six Months Ended September 30, 1997
(In thousands; unaudited)

                                                   Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Sales.......................    $     -  $128,830  $376,298   $ 2,188  $156,969  $(76,717) $587,568
Cost of sales
    Materials services and            -   119,472   334,948     2,047   147,567   (76,717)  527,317
supplies....................
    Interest................          -     2,124     8,072         -     2,484         -    12,680
                              -----------------------------------------------------------------------

    Gross profit............          -     7,234    33,278       141     6,918         -    47,571
Selling, general &
administrative
  expenses..................      1,283     5,302    20,942       136     7,242       274    35,179
Other interest expense......      2,745     2,503       812         -       111         -     6,171
Other income (expense) net..      1,445     1,076      (402)     (153)    2,232       274     4,472
                              -----------------------------------------------------------------------

Income (loss) before taxes..     (2,583)      505    11,122      (148)    1,797         -    10,693
Income taxes................       (878)      171     2,815         -       494         -     2,602
                              -----------------------------------------------------------------------

Income (loss) after taxes...     (1,705)      334     8,307      (148)    1,303         -     8,091
Minority interests..........          -         -    (1,509)        -         -         -    (1,509)
Equity in earnings of                 -         -       468         -        82         -       550
affiliates..................
Equity in earnings of             8,837         -         -     1,385         -   (10,222)        -
subsidiaries................
                              -----------------------------------------------------------------------

Net income..................      7,132       334     7,266     1,237     1,385   (10,222)    7,132

Retained earnings beginning     58,089    44,527    86,441      6,803    (5,776) (131,995)   58,089
of period

Common stock dividends......     (2,071)        -         -         -         -         -    (2,071)
                              -----------------------------------------------------------------------

Retained earnings end of        $63,150   $44,861   $93,707   $ 8,040   $(4,391)$(142,217)  $63,150
period......................
                              =======================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six Months Ended September 30, 1997
(In thousands; unaudited)

                                                   Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----
Cash provided by (used for)
Cash provided by (used for)
  operating activities......    $(46,686)$ 79,999  $(173,145)$    214  $  3,486  $ 42,014  $(94,118)
                              -----------------------------------------------------------------------

Cash flows from investing
activities
Property, plant and equipment
  - additions...............          -    (2,073)   (5,009)      (33)   (1,813)        -    (8,928)
  - disposals...............          -        15       224         -     1,870     3,410     5,519
Minority interests..........          -         -      (708)        -        (1)      709         -
Net advances from (to)
  group companies...........          -  (128,548)  128,548         -         -         -         -
Collections of note                   -         -         -         -         -         -         -
receivable..................
Business (acquisitions)               -         -    (3,353)        -         -         -    (3,353)
dispositions................
                              -----------------------------------------------------------------------
Cash provided by (used for)
  investing activities......          -  (130,606)  119,702       (33)       56     4,119    (6,762)
                              -----------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term               -   109,028       106         -       894         -   110,028
borrowings..................
Repayment of long-term                -    (8,819)   (4,279)        -    (2,400)        -   (15,498)
borrowings..................
Net change in short-term              -   (30,537)   54,862         -    (4,925)  (47,042)  (27,642)
borrowings..................
Net proceeds of equity           47,043         -         -         -         -         -    47,043
offering....................
Other.......................       (684)        -    (3,005)        -      (110)      909    (2,890)
                              -----------------------------------------------------------------------
Cash provided by (used for)
  financing activities......     46,359    69,672    47,684         -    (6,541)  (46,133)  111,041
                              -----------------------------------------------------------------------

Net increase (decrease) in         (327)   19,065    (5,759)      181    (2,999)        -    10,161
cash........................
Cash at beginning of period.        327     1,102    28,956       119    10,613         -    41,117
                              -----------------------------------------------------------------------

Cash at end of period.......     $    -   $20,167   $23,197      $300   $ 7,614  $      -   $51,278
                              =======================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEETS
March 31, 1997
(In thousands)

                                                   Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Assets
Cash........................    $  327    $ 1,102     $28,956   $  119    $10,613     $    -    $41,117
Receivables.................     1,648     35,737     174,535    1,258     53,382          -    266,560
Intercompany receivables....    16,606     15,083      26,040        -     36,545    (94,274)         -
Inventories.................         -     74,309     139,386    1,256     52,675    (11,107)   256,519
Prepaid expenses............       155      4,190       4,790        5      1,173     (4,028)     6,285
Marketable securities.......         -          -         823        -         14          -        837
                              ---------------------------------------------------------------------------

    Current assets..........    18,736    130,421     374,530    2,638    154,402   (109,409)   571,318

Property, plant and equipment        -     22,513      83,255       35     16,210          -    122,013
Investment in subsidiaries..   159,014          -      63,714   36,946     34,261   (293,935)        -
Investment in affiliates....         -          -      11,321        -      1,212          -     12,533
Other assets................    12,897      1,878      12,373        -      2,673          -     29,821
                              ---------------------------------------------------------------------------

Total assets................  $190,647   $154,812    $545,193  $39,619   $208,758   $(403,344) $735,685
                              ===========================================================================

Liabilities
Short-term borrowings.......    $    -    $36,277    $178,317   $    -    $57,731     $    -   $272,325
Current portion of long-term         -      2,312       5,633        -      1,040          -      8,985
debt........................
Accounts payable............       982     14,123     110,675      127     15,238          -    141,145
Intercompany accounts payable   29,895     28,757      15,393    4,734     31,740   (110,519)        -
Taxes accrued...............         -      2,470      19,723        -      6,565          -     28,758
                              ---------------------------------------------------------------------------

    Current liabilities.....    30,877     83,939     329,741    4,861    112,314   (110,519)   451,213

Long-term debt..............         -     12,576      57,195        -      3,451     (2,970)    70,252
Convertible subordinated        69,000          -          -         -          -          -     69,000
debentures
Retirement and other benefits      499      7,797       6,734        -      4,097          -     19,127
Deferred taxes..............         -      1,064       7,136        -        783     (3,164)     5,819
                              ---------------------------------------------------------------------------

    Total liabilities.......   100,376    105,376     400,806    4,861    120,645   (116,653)   615,411

Minority interests..........         -          -      30,278        -         34          -     30,312

Shareholders' equity
Common stock................     2,425        993      29,681   22,604     35,893    (89,171)     2,425
Additional paid-in capital..    50,324      4,010      15,414        -     55,710    (75,134)    50,324
Unearned restricted stock
    plan compensation.......       (12)       (94)       (198)       -        (14)        (3)      (321)
Treasury stock..............    (3,799)         -          -         -          -          -     (3,799)
Retained earnings...........    58,089     44,527      86,441    6,803     (5,776)  (131,995)    58,089
Cumulative translation         (16,756)         -     (17,229)   5,351      2,266      9,612    (16,756)
adjustments.................
                              ---------------------------------------------------------------------------

    Total shareholders'         90,271     49,436     114,109   34,758     88,079   (286,691)    89,962
equity......................
                              ---------------------------------------------------------------------------

    Total liabilities and     $190,647   $154,812    $545,193  $39,619   $208,758   $(403,344) $735,685
equity......................
                              ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEETS
September 30, 1996
(In thousands; unaudited)

                                                    Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Assets
Cash........................   $  199   $ 7,384     $22,946    $   99    $17,613     $    -    $48,241
Receivables.................    5,806    18,149     119,192     1,679     53,477          -    198,303
Intercompany receivables....   16,991    20,224      47,963        84      5,863    (91,125)         -
Inventories.................        -    84,795     208,632     1,515     51,078          -    346,020
Prepaid expenses............      648       298       4,964        16      1,362          -      7,288
Marketable securities.......        -         -       1,497         -         13          -      1,510
                             ----------------------------------------------------------------------------

    Current assets..........   23,644   130,850     405,194     3,393    129,406    (91,125)   601,362

Property, plant and equipment       -    22,556      92,739        38     18,401          -    133,734
Investment in subsidiaries..  156,242         -      62,208    38,193     45,075   (307,718)        -
Investment in affiliates....        -         -      10,590         -      1,201          -     11,791
Other assets................    9,849     2,408      19,544         -      3,086          -     34,887
                             ----------------------------------------------------------------------------

    Total assets............ $189,735  $155,814    $590,275   $41,624   $197,169   $(392,843) $781,774
                             ============================================================================

Liabilities
Short-term borrowings.......        -    47,865     289,977         -     47,183          -    385,025
Current portion of long-term        -     2,298       5,339         -        832          -      8,469
debt........................
Accounts payable............      605    12,833      84,912       154     21,928          -    120,432
Intercompany accounts payable  32,886    20,289       8,894     5,220     18,434    (85,723)         -
Taxes accrued...............        -     4,009      15,433         -      6,775          -     26,217
                             ----------------------------------------------------------------------------

    Current liabilities.....   33,491    87,294     404,555     5,374     95,152    (85,723)   540,143

Long-term debt..............        -    13,736      11,281         -      3,906          -     28,923

Convertible subordinated       69,000         -          -          -          -          -     69,000
debentures
Retirement and other benefits     751     7,548       6,444         -      4,430          -     19,173
Deferred taxes..............        -       411       7,432         -        965          -      8,808
                             ----------------------------------------------------------------------------

    Total liabilities.......  103,242   108,989     429,712     5,374    104,453    (85,723)   666,047

Minority interests..........        -         -      29,569         -         36          -     29,605

ESOP redeemable preferred       8,748         -          -          -          -          -      8,748
stock.......................
Unearned ESOP compensation..   (6,320)        -          -          -          -          -     (6,320)

Shareholders' equity
Common stock................    2,373       993      47,848    22,604     27,492    (98,937)     2,373
Additional paid-in capital..   46,157     4,010      16,606         -     66,716    (87,332)    46,157
Unearned restricted stock
    plan compensation.......      (14)     (109)       (241)        -        (21)         -       (385)
Treasury stock at cost......   (2,997)        -           -         -          -          -     (2,997)
Retained earnings...........   48,787    41,931      81,314     6,157     (7,579)  (121,823)    48,787
Cumulative translation        (10,241)        -     (14,533)    7,489      6,072        972    (10,241)
adjustments.................
                             ----------------------------------------------------------------------------

    Total shareholders'        84,065    46,825     130,994    36,250     92,680   (307,120)    83,694
equity......................

    Total liabilities and    $189,735  $155,814    $590,275  $ 41,624   $197,169   $(392,843) $781,774
equity......................
                             ============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter Ended September 30, 1996
(In thousands; unaudited)

                                                   Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Sales......................     $     -   $54,378  $162,258    $2,395   $73,314  $(43,340) $249,005
Cost of sales
    Materials services and            -    48,217   141,667     2,269    69,873   (43,145)  218,881
supplies...................
    Interest...............           -     1,060     5,528       175     1,389         -     8,152
                              -----------------------------------------------------------------------

    Gross profit...........           -     5,101    15,063       (49)    2,052      (195)   21,972
Selling, general &
administrative
  expenses.................         752     2,780    10,584       307     3,556       293    18,272
Other interest expense.....       1,378       258       613         -       201         -     2,450
Other income (expense) net.          95        48     1,217        76     1,000       293     2,729
                              -----------------------------------------------------------------------

Income (loss) before taxes.      (2,035)    2,111     5,083      (280)     (705)     (195)    3,979
Income taxes...............        (573)      716     1,129         -      (328)        -       944
                              -----------------------------------------------------------------------

Income (loss) after taxes..      (1,462)    1,395     3,954      (280)     (377)     (195)    3,035
Minority interests.........           -         -      (268)        -         -         -      (268)
Equity in earnings of                 -         -       144         -         -         -       144
affiliates.................
Equity in earnings (losses)
  of subsidiaries..........       4,373         -         -      (381)        -    (3,992)        -
                              -----------------------------------------------------------------------
Net income.................       2,911     1,395     3,830      (661)     (377)   (4,187)    2,911
ESOP preferred stock
dividends
  net of tax...............        (116)        -         -         -         -         -      (116)
Net income (loss) applicable
  to common stock..........       2,795     1,395     3,830      (661)     (377)   (4,187)    2,795

Retained earnings beginning      47,051    40,536    77,484     6,818    (7,202) (117,636)   47,051
of period
Common stock dividends.....      (1,059)        -         -         -         -         -    (1,059)
                              -----------------------------------------------------------------------

Retained earnings end of        $48,787   $41,931   $81,314    $6,157   $(7,579)$(121,823)  $48,787
period.....................
                              =======================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six Months Ended September 30, 1996
(In thousands; unaudited)

                                                    Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Sales.......................    $     -   $90,078   $376,084  $ 4,275  $163,104  $(74,145) $559,396
Cost of sales
    Materials services and            -    81,146   333,501     4,041   155,037   (73,950)  499,775
supplies....................
    Interest................          -     1,637    10,884       175     3,067         -    15,763
                              -----------------------------------------------------------------------

    Gross profit............          -     7,295    31,699        59     5,000      (195)   43,858
Selling, general &
administrative
  expenses..................      1,593     5,583    20,959       422     7,248       463    36,268
Other interest expense......      2,829       342     1,295         -       371         -     4,837
Other income (expense) net..        (66)       58     3,535         6     1,568       463     5,564
                              -----------------------------------------------------------------------

Income (loss) before taxes..     (4,488)    1,428    12,980      (357)   (1,051)     (195)    8,317
Income taxes................     (1,407)      485     3,475         -      (497)        -     2,056
                              -----------------------------------------------------------------------

Income (loss) after taxes...     (3,081)      943     9,505      (357)     (554)     (195)    6,261
Minority interests..........          -         -    (2,204)        -         -         -    (2,204)
Equity in earnings of                 -         -       362         -         -         -       362
affiliates..................
Equity in earnings of             7,500         -         -      (561)        -    (6,939)        -
subsidiaries................
                              -----------------------------------------------------------------------

Net income..................      4,419       943     7,663      (918)     (554)   (7,134)    4,419

ESOP preferred stock
dividends
  net of tax................       (231)        -         -         -         -         -      (231)
Net income (loss) applicable
to
  common stock..............      4,188       943     7,663      (918)     (554)   (7,134)    4,188
                              -----------------------------------------------------------------------

Retained earnings beginning      46,450    40,988    73,651     7,075    (7,025) (114,689)   46,450
of period
Common stock dividends......     (1,851)        -         -         -         -         -    (1,851)
                              -----------------------------------------------------------------------

Retained earnings end of        $48,787   $41,931   $81,314    $6,157   $(7,579)$(121,823)  $48,787
period......................
                              =======================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six Months Ended September 30, 1996
(In thousands; unaudited)

                                                    Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Cash provided by (used for)
  operating activities......    $ 7,751   $ 9,746  $(72,581) $     29  $ 26,301  $ (2,318) $(31,072)

Cash flows from investing activities:
    - additions.............          -    (1,505)   (5,802)        -      (366)        -    (7,673)
    - disposals.............          -        27        54         -        69       184       334
Minority interests..........          -         -    (2,133)        -        (1)    2,134         -
Net advances from (to)
  group companies...........          -   (13,882)   13,882         -         -         -         -
Collections of note                   -         -         -         -         -         -         -
receivable..................
Business (acquisitions)               -         -     2,993         -         -         -     2,993
dispositions................
                              -----------------------------------------------------------------------
Cash provided by (used for)
  investing activities......          -   (15,360)    8,994         -      (298)    2,318    (4,346)
                              -----------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term               -    10,000         5         -         7         -    10,012
borrowings
Repayment of long-term          (11,172)     (472)   (3,755)        -      (811)        -   (16,210)
borrowings
Net change in short-term              -    (2,551)   39,842         -   (25,891)        -    11,400
borrowings
Dividends paid net of tax...       (231)        -         -         -         -         -      (231)
Purchase and retirement of            -         -         -         -         -         -         -
ESOP........................
Preferred stock.............          -
Other.......................          -         -         -         -         -         -         -
                              -----------------------------------------------------------------------
Cash provided by (used for)
  financing activities......    (11,403)    6,977    36,092         -   (26,695)        -     4,971
                              -----------------------------------------------------------------------

Net increase (decrease) in       (3,652)    1,363   (27,495)       29      (692)        -   (30,447)
cash........................

Cash at beginning of period.      3,851     6,021    50,441        70    18,305         -    78,688
                              -----------------------------------------------------------------------

Cash at end of  period.......     $ 199 $   7,384 $  22,946      $ 99   $17,613       $ -  $ 48,241
                              =======================================================================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations

     Sales for the quarter ended September 30, 1997 were $287.3 million, an increase of 15.4% from a year earlier. Sales for the six months were $587.6 million, up 5.0% from the same period last year. Sales for the tobacco division of $207.7 million and $420.5 million for the second quarter and year to date, respectively, were up 22.4% and 9.3% from the corresponding periods in 1996. Tobacco sales for the quarter from Europe, the Far East and South America were significantly higher than a year earlier. On a year to date basis, the U.S. and South America provided most of the increase. Overall, tobacco volume was up 1.9% for the quarter and down 2.1% year to date. The sales increases were the result of higher average prices due to improved market conditions and a change in mix. Nontobacco sales were flat for the quarter and down 4.3% for the six months, primarily as the result of lower volumes of wool sold. These volume declines were partly offset by improved mix as the wool business continues to stabilize and the Company continues to focus on the more profitable processing elements of the business.

     Gross profit of $27.7 million and $47.6 million for the quarter and six months, respectively, increased 26.1% and 8.5% from the 1996 comparable periods due primarily to the increase in sales and reduced interest expenses resulting from the application of $47.0 million of equity proceeds in the first quarter and the application of the proceeds of a $115.0 million senior notes offering in the second quarter to reduce short-term borrowings.

     Selling, general and administrative expenses decreased by 4.1% and 3.0% for the quarter and six months, respectively, as the Company continues to focus on operating efficiencies. Higher personnel-related expenses and travel costs related to the expansion of business in new markets were offset by tighter control of other costs and expenses and favorable foreign exchange. Other interest expense was higher for both the quarter and year to date and reflects the impact of the $115.0 million issue of long-term debt. Other income (expense)
- net was lower for both the quarter and year to date due to lower interest income on short-term deposits as the Company continues to focus on efficient cash management. Gains on sales of property in Australia and Greece were slightly higher than the prior year gain on sale of marketable securities.

     The effective tax rate for the quarter was slightly higher than a year earlier and basically level for both six-month periods. The income tax charges or credits can vary as a percentage of pretax income due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.

     Earnings attributed to minority interests were $1.0 million higher for the quarter due mostly to the gain on sale of property in Greece. For the six months, earnings attributed to minority interests were down $0.7 million because the 1996 period included the timing effect of carryover sales from the prior year. Equity in earnings of affiliates was up for 1997 both periods due to improved trading conditions in the Far East.

     Net income was $5.3 million for the quarter, or $0.41 per share on 12.8 million average shares outstanding, versus $2.9 million, or $0.29 per share on
9.5 million shares outstanding for the September 1996 quarter adjusted for subsequent stock dividends. Net income for the six months was $7.1 million, or $0.60 per share on 12.0 million average shares outstanding, versus $4.4 million, or $.044 per share on 9.5 million average shares outstanding. The increase in shares outstanding was attributable to the Company's 3.0 million share public offering during the June 1997 quarter.

Liquidity and Capital Resources

     Working capital at September 30, 1997 was $226.9 million, compared to $61.2 million a year earlier. Most of the increase was due to applying the $47.0 million net proceeds of the 3.0 million share public offering completed in the June 1997 quarter and $103.1 million of the net proceeds of the senior notes offering completed on August 1, 1997 to reduce short-term borrowings. The remaining increase was due to contributions from operating activities that further reduced short-term borrowings and the current portion of long-term debt. Capital expenditures of $8.9 million consisted primarily of routine expenditures in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

tobacco and wool divisions, expansion of warehouse facilities in Greece and Turkey, and new machinery for the French topmaking facility. The Company continues to closely monitor its inventory levels, which fluctuate depending on seasonal factors and business conditions. Uncommitted tobacco inventory decreased to $22.6 million at September 30, 1997 from $29.1 million a year earlier, while total tobacco inventories increased as a result of recent expansion of business in Africa and South America.

     As a result of the recent equity offering, which appreciably broadened the Company's shareholder base, the Board of Directors has voted to discontinue issuing quarterly stock dividends. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $12.1 million of retained earnings available for distribution as dividends at September 30, 1997. At this time, it is uncertain when or if the Board will resume the payment of cash dividends.

     On August 1, 1997, the Company completed a $115.0 million Rule 144A private placement of 8-7/8% Senior Notes due 2005. Concurrently, commitments of $200 million were obtained for a three-year Global Bank Facility, which replaced the U.S. and certain European bank facilities. These fundings, in combination with the recent equity offering, have largely accomplished the Company's refinancing plans. The Company used net proceeds of the funding to repay existing indebtedness outstanding under certain bank credit facilities and certain other long-term debt. The Global Bank Facility, in addition to local bank lines of approximately $265.0 million for tobacco operations in Africa, Europe and Asia will be used to finance tobacco operations. Separate bank facilities of approximately $127.0 million exist to finance wool operations.

     Based on the outlook for the tobacco and wool divisions, and the recent refinancing activity, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow for at least the next year.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.   An annual  meeting of  shareholders  was held on August 12,  1997.

     b. Three persons nominated by management were elected as directors, without opposition, for terms expiring in 2000 as follows:

                      Nominee               Votes For   Votes Withheld
                      -------               ---------   --------------
                  Henry R Grunzke          10,375,445      140,913
                  Ery W Kehaya             10,374,269      142,089
                  Daniel M Sullivan        10,401,775      114,583

     In addition, the following other directors remained in office after the meeting: Williams S Barrack, Jr; Marvin W Coghill; Thomas M Evins, Jr; Robert E Harrison; Charles H Mullen; J Alec G Murray and William A Ziegler.

     c. The appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1998 was approved by a vote of 10,462,087 shares in favor, 3,079 shares against and 51,192 shares abstaining.

     d.   Not applicable.

Item 5. OTHER INFORMATION  -  Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   The following exhibits are filed as a part of this report:

          4 (i) Third Supplemental Agreement dated August 1, 1997 between the Company and certain subsidiaries and Deutsche Bank A.G. et al.

               11   Computation of Earnings per Common Share.

               27   Financial Data Schedule.

     b. The Company filed the following current reports on Form 8-K during the quarter ended September 30, 1997:

     On July 10, 1997, pursuant to Item 5 of Form 8-K and Rule 135C, the Company filed its press release regarding its intent to issue Senior Notes.

     On August 4, 1997, pursuant to Item 5 of Form 8-K and Rule 135C, the Company filed its press release regarding closing of its Senior Note offering and the Global Bank Facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997                    STANDARD COMMERCIAL CORPORATION
                                                     (Registrant)


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