Form 10-K/A
period 1997-03-31
STANDARD COMMERCIAL CORP
filed 1997-11-19
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 1 TO

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 1-9875



                        STANDARD COMMERICAL CORPORATION
Incorporated under the laws of                        I.R.S. Employer
       North Carolina                          Identification No. 13-1337610

                 2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

                         TELEPHONE NUMBER (919)291-5507

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
_______________________             ___________________________________________


COMMON STOCK, $0.20 PAR VALUE                          NEW YORK STOCK EXCHANGE
7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2007    NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 13(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X     NO
                                       -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [ ]

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. $143,360,000.

AT JUNE 11, 1997 THERE WERE 12,558,800 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                                    PART II


ITEM 6  - SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
____________________________________________________________________________
STANDARD COMMERCIAL CORPORATION

                                                                                                      YEAR ENDED MARCH 31,
_________________________________________________________________________________________________________________________________
IN THOUSANDS, EXCEPT SHARE DATA                1997         1996          1995           1994          1993          1992
_________________________________________________________________________________________________________________________________

Sales                                          $1,354,270    $1,359,450   $1,213,565     $1,042,014   $1,236,084    $1,173,300
Income taxes                                       12,782         6,836       16,370          5,070       12,546        11,048
Income (loss) from continuing operations(1)        16,937        (9,442)     (20,494)       (36,498)      22,250        23,843
Income (loss) from discontinued operations              -        10,050      (10,050)           689       (1,547)       (2,216)
Extraordinary items                                     -             -            -              -          503           624
Cumulative effect of accounting changes                 -             -            -             23            -             -
Net income (loss)                                  16,937           608      (30,544)       (35,786)      21,176        22,251
Current assets                                    571,318       599,601      616,953        710,464      759,802       590,832
Total assets                                      735,685       782,824      813,489        890,771      923,367       723,819
Current liabilities                               451,213       543,803      563,766        639,980      592,507       445,183
Long-term debt                                    139,252       100,818      101,403         98,169      128,762       100,896
______________________________________________________________________________________________________________________________
Average number of shares outstanding            9,314,461     9,307,436    9,287,802      9,238,981    9,089,816     8,943,440
______________________________________________________________________________________________________________________________
Per share
  Earnings (loss) from continuing operations        $1.78        $(1.07)      $(2.25)        $(4.00)       $2.40         $2.67
  Income (loss) from discontinued operations            -          1.08        (1.09)          0.07        (0.17)        (0.25)
  Extraordinary items                                   -             -            -              -         0.06          0.07
  Net earnings (loss)                                1.78          0.01        (3.34)         (3.93)        2.29          2.49
  Dividends paid                                        -             -            -           0.46         0.50          0.48
  Book value at year end                             9.44          8.44         8.95          10.85        16.05         14.54
  Market price at year end                          17.88          9.00        13.38          15.63        26.25         29.38



(1) Before extraordinary items in 1993 of $503,000 related to benefits of tax carryforwards and cumulative effect of change in accounting principles in 1994 of $23,000 related to adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits other than Pensions and SFAS No. 109, Accounting for Income Taxes.


QUARTERLY FINANCIAL DATA (UNAUDITED)
________________________________________________________________________________

   The purchasing and processing of tobacco and wood are dependent on agricultural cycles and are seasonal in nature. These cycles and this seasonality, together with the timing of shipments and variations in the mix of sales, causes quarterly fluctuations in financial results.
   Quarterly results, dividends and stock prices for the years ended March 31, 1997 and 1996 follow:

IN THOUSANDS, EXCEPT SHARE DATA                                    June 30       Sept. 30       Dec. 31      March 31       Year
__________________________________________________________________________________________________________________________________

1997 Sales                                                        $310,391       $249,005      $374,130      $420,744    $1,354,270
     Gross profit                                                   21,887         21,972        27,944        32,890       104,693
     Income from continuing operations                               1,508          2,911         4,480         8,038        16,937
     Net income                                                      1,508          2,911         4,480         8,038        16,937
     Earnings per share
        Primary - from continuing operations                          0.15           0.30          0.47          0.85          1.78
                - net                                                 0.15           0.30          0.47          0.85          1.78
        Fully diluted                                                    *              *             *          0.75          1.69
     Dividends paid per share                                           **             **            **            **            **


1996 Sales                                                        $296,965       $282,196      $377,555      $402,734    $1,359,450
     Gross profit                                                   14,473         14,762        26,311        34,967        90,513
     Income (loss) from continuing operations                       (6,255)        (3,175)       (9,040)        9,028        (9,442)
     Income (loss) from discontinued operations                     (4,500)         3,751        10,799             -        10,050
     Net income (loss)                                             (10,755)           576         1,759         9,028           808
     Earnings per share
        Primary - from continuing operations                         (0.69)         (0.35)        (0.99)         0.96         (1.07)
                - from discontinued operations                       (0.48)          0.40          1.16             -          1.08
                - net                                                (1.17)          0.05          0.17          0.96          0.01
        Fully diluted                                                    *              *             *          0.82             *
     Dividends paid per share                                           **             **            **            **            **

 * Not applicable because fully diluted calculations include adjustments which are antidilutive.

** Distributed one percent stock dividend.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     The Company is principally engaged in purchasing, processing, storing, selling and shipping leaf tobacco. The Company also purchases, processes and sells various types of wool. For both the tobacco and wool business, the ability to obtain raw materials at favorable prices is an important element of profitability although it is generally more important for wool than for tobacco because some customers pay the Company to purchase and process tobacco on a cost-plus basis. Obtaining raw materials at favorable prices must be coupled with a thorough knowledge of the types and grades of raw materials to assure the profitability of processing and blending to a customer's specifications. Processing is capital intensive and profit therefrom depends upon the volume of material processed and the efficiency of the factory operations. Due to the much larger number of dealers and customers for wool and the far more numerous trades involved, wool revenue tends to be more susceptible to market price fluctuations than tobacco.

     Historically, the cost of the Company's materials, services and supplies has exceeded 85.0% of revenues. The cost of raw materials, interest expense and certain processing and freight costs are variable and thus are related to the level of sales. Short-term borrowings are used to finance raw material inventory purchases and accordingly the interest expense associated with these purchases is included in cost of sales. In the wool business, freight charges are also a significant element of cost of sales. Most procurement costs (other than raw materials), certain processing costs, and most selling, general and administrative expenses ("SG&A") are fixed. The major elements of SG&A are employee costs, including salaries and marketing expenses.

     Tobacco sales are generally denominated in U.S. dollars whereas wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. The Company regularly monitors its foreign exchange position and has not experienced material gains or losses on foreign exchange fluctuations. The Company enters into forward contracts solely for the purpose of limiting its exposure to short-term changes in foreign exchange rates.

     Assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. The effects of these translation adjustments are reported as a separate component of shareholders' equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income.

RESULTS OF OPERATIONS
     The following table sets forth certain items in the Company's Consolidated Statements of Income as a percentage of sales for the three most recent fiscal years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended March 31.


                                                                       YEAR ENDED MARCH 31,
                                                                   -----------------------------
                                                                   1997        1996        1995
                                                                   -----       -----       -----
Sales........................................................      100.0%      100.0%      100.0%
Cost of sales
   -- Materials, services and supplies.......................       89.9        90.3        90.4
   -- Interest...............................................        2.4         3.0         2.9
                                                                   -----       -----       -----
     Gross profit............................................        7.7         6.7         6.7
Selling, general and administrative expenses.................        5.4         5.7         6.6
Restructuring charges........................................         --         0.9          --
Interest expense.............................................        0.7         0.7         0.8
Interest income..............................................        0.4         0.3         0.4
Other income (expense), net..................................        0.4         0.5         1.2
                                                                   -----       -----       -----
     Income (loss) before taxes..............................        2.4         0.2         0.8
Income taxes.................................................        0.9         0.5         1.3
Minority interests...........................................        0.3         0.4         0.8
Equity in earnings (losses) of affiliates....................        0.1         0.0        (0.4)
                                                                   -----       -----       -----
     Income (loss) from continuing operations................        1.3%       (0.7)%      (1.7)%
                                                                   -----       -----       -----
                                                                   -----       -----       -----

COMPARISON OF THE YEAR ENDED MARCH 31, 1997 TO THE YEAR ENDED MARCH 31, 1996
     SALES. Sales for 1997 were $1,354.3 million, a decrease of 0.4% from the prior year. Sales for the tobacco division were $997.4 million, an increase of 7.8% from 1996. The increase in tobacco division sales was due to higher average prices and improved sales mix. Tobacco volumes sold decreased by 4.8% from the prior year, which included sales of old crop tobacco. Volume increases in the United States partially offset declines in other areas.

     Nontobacco sales for 1997 were $356.8 million, a decrease of 17.8% from the prior year. The decrease in nontobacco sales was primarily due to lower average wool prices. Wool volumes were lower than the prior year as volume increases in Argentina, South Africa and the United Kingdom were offset by declines in other markets as the Company focused its efforts on its scouring and topmaking operations.

     GROSS PROFIT AND COST OF SALES. Gross profit for 1997 increased by $14.2 million from $90.5 million in the prior year to $104.7 million and increased as a percentage of sales. Gross profit for the tobacco division increased by $4.8 million from $80.5 million, or 8.7% of tobacco division sales, in the prior year to $85.3 million, or 8.6% of tobacco division sales. The increase in tobacco division gross profit was due primarily to the 7.8% increase in tobacco division sales and a 22.2% decrease in interest due to lower average interest rates during 1997.

     Nontobacco gross profit for 1997 increased by $9.4 million from $10.0 million, or 2.3% of nontobacco sales, in the prior year to $19.4 million, or 5.4% of nontobacco sales. The increase in gross profit was due to a 24.7% decrease in interest for the wool division.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1997 decreased by $4.8 million, primarily as a result of lower personnel and travel expenses related to the lower headcount and were lower as a percentage of sales. Selling, general and administrative expenses for the tobacco division decreased by $1.9 million from $53.5 million, or 5.8% of tobacco division sales, in the prior year to $51.6 million, or 5.2% of tobacco division sales.

     Nontobacco selling, general and administrative expenses for 1997 decreased by $2.9 million from $24.1 million, or 5.6% of nontobacco sales, in the prior year to $21.2 million, or 5.9% of nontobacco sales. The increase in nontobacco selling, general and administrative expenses as a percentage of sales was due to the 17.8% reduction in nontobacco sales.

     RESTRUCTURING CHARGES. Restructuring charges for 1996 of $12.5 million ($11.0 million after tax) reflect a provision made for the restructuring of the nontobacco operations. The major components of the restructuring charges relate to the wool division and include: (i) approximately $2.1 million associated with the closure of the wool processing facility in Argentina; (ii) approximately $3.6 million for the write-off of goodwill; (iii) approximately $2.8 million associated with the write-off of export incentive allowances; and (iv) approximately $2.5 million of expenses related to the terminated sale of the wool division and other miscellaneous restructuring costs. To date in Argentina, the wool processing operations have been discontinued, the factory has been leased to a third party, 181 employees have been terminated and certain impaired assets have been written down. Identifiable expenses connected with the closure of the processing facility included in the fiscal 1996 results of operations totaled $603,000, including personnel costs of approximately $300,000 and plant overhead. The Company continues to maintain a sales function in Argentina. In Australia, operations have been consolidated under one management team to better and more efficiently serve this market. The wool tops departments in the German and French companies have been reorganized to streamline their marketing efforts. The Company has undertaken a feasibility study to improve operational efficiencies in the French topmaking factory. For 1997, the restructuring resulted in lower overhead costs of approximately $1.1 million. With the exception of the export incentive issue, which is expected to be resolved in fiscal 1998, substantially all incurred amounts relating to the restructuring had been expended at March 31, 1997. The charge for the export incentive allowance relates to a subsequently discontinued South African export incentive program under which a Company claim was initially approved and then subsequently disallowed. The issue is currently before the Supreme Court of South Africa. The Company believes that an unfavorable settlement would not have a material impact on liquidity.

     INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME (EXPENSE), NET. Interest expense and interest income for 1997 remained essentially constant with the prior year. Other income (expense), net for 1997 decreased by $1.2 million.

     INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. Income taxes increased $6.0 million for 1997 compared to the prior year. Prior year income tax provisions were required for certain jurisdictions where profits were earned despite overall pretax losses. Income tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.

     Minority interests for 1997 decreased by $0.9 million due to sales and earning decreases in the Company's 51.0% owned oriental tobacco businesses in Greece and Turkey.

     Equity in earnings (losses) of affiliates for 1997 increased $1.5 million from the prior year both in absolute dollars and as a percentage of sales, primarily due to improved earnings of Far East affiliates.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations for 1997 increased by $26.3 million from a loss of $9.4 million in the prior year to $16.9 million. Income (loss) from discontinued operations in 1996 reflects the reversal of a $10.1 million provision for the loss on the disposal of the wool division. An agreement to sell this division expired by its terms in December 1995. Net income for 1997 was $16.9 million, or $1.78 per share, compared to net income of $0.6 million, or $0.01 per share, for the prior year.

COMPARISON OF THE YEAR ENDED MARCH 31, 1996 TO THE YEAR ENDED MARCH 31, 1995
     SALES. Sales for 1996 were $1,359.5 million, an increase of 12.5% from the prior year. Sales for the tobacco division were $925.5 million, an increase of 22.4% from 1995. The increase in tobacco division sales was due to a 10.4% increase in volumes, higher average prices and a change in sales mix. Tobacco sales in the United States achieved record volumes despite lower processing for stabilization pools. Gains in Turkey resulted largely from sales of old crop tobacco purchased from the local monopoly. Increased demand in Greece combined with the timing of shipments led to substantial increases in sales. Volume growth continued in Malawi and Zimbabwe and the Company is continuing to expand in certain secondary markets in Africa.

     Nontobacco sales for 1996 were $434.0 million, a decrease of 5.2% from the prior year. The decrease in nontobacco sales was primarily due to lower wool volumes, which decreased 13.6% from the prior year. Various factors resulted in difficult trading conditions in the wool industry. The lowering of worldwide inventory levels, a drop in European apparel sales, and tighter controls on imports in China were major factors in the 33.3% year-to-year drop in the Australian market price indicator. Sales of merino wool for the apparel industry were affected most drastically. The Company believes that wool prices will slowly rise over the next few years as the Australian stockpile is further reduced.

     GROSS PROFIT AND COST OF SALES. Gross profit for 1996 increased by $9.0 million from $81.5 million in the prior year to $90.5 million and remained constant as a percentage of sales. Interest expense included in cost of sales increased proportionately with the increase in sales. In addition, during the year ended March 31, 1995 the Company wrote-off approximately $5.3 million of inventory, primarily as a result of poor tobacco market conditions in prior years, as compared to write-offs of $1.4 million during fiscal 1996. Gross profit for the tobacco division increased by $31.3 million from $49.2 million, or 6.5% of tobacco division sales, in the prior year to $80.5 million, or 8.7% of tobacco division sales. The increase in tobacco division gross profit was primarily due to the 22.4% increase in the tobacco division sales.

     Nontobacco gross profit for 1996 decreased by $22.2 million from $32.2 million, or 7.0% of nontobacco sales, in the prior year to $10.0 million, or 2.3% of nontobacco sales. The decrease in nontobacco gross profit was due to the 5.2% decrease in sales and a 21.3% increase in interest due to higher average rates paid by the wool division on short-term borrowings incurred while the Company attempted to sell the wool division.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 decreased by $2.9 million and decreased as a percentage of sales. Selling, general and administrative expenses for the tobacco division decreased by $3.8 million from $57.3 million, or 7.6% of tobacco division sales, in the prior year to $53.5 million, or 5.8% of tobacco division sales. The decrease in tobacco division selling, general and administrative expenses as a percentage of sales in 1996 was due to significant provisions for receivables, debt restructuring and redundancy costs of $6.5 million, $2.0 million and $0.5 million, respectively, that were taken in 1995.

     Nontobacco selling, general and administrative expenses for 1996 increased by $0.8 million from $23.3 million, or 5.1% of nontobacco sales, in the prior year to $24.1 million, or 5.6% of nontobacco sales. The increase in nontobacco selling, general and administrative expenses as a percentage of sales was primarily due to the effect of lower prices on sales.

     RESTRUCTURING CHARGES. Restructuring charges for 1996 of $12.5 million ($11.0 million after tax) reflect a provision made for the restructuring of the nontobacco operations. The major components of the restructuring charges relate to the wool division and include: (i) approximately $2.1 million for closure of a wool processing facility in Argentina; (ii) approximately $3.6 million for the write-off of goodwill; (iii) approximately $2.8 million associated with the write-off of export incentive allowances; and (iv) approximately $2.5 million for expenses related to the terminated sale of the wool division and other miscellaneous restructuring costs.

     INTEREST EXPENSE, INTEREST INCOME AND OTHER INCOME (EXPENSE), NET. Interest expense and interest income for 1996 remained essentially constant with the prior year. Other income (expense), net for 1996 decreased by $7.3 million from 1995, as a $13.5 million pretax gain on the disposal of assets in Korea in 1995 more than offset a 1996 gain on the sale of marketable securities in Turkey and $0.5 million in proceeds from staff training subsidies in Greece provided by the European Economic Commission (EEC) as part of a standards and practices harmonization to facilitate membership in the EEC program.

     INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. Income taxes for 1996 totaled $6.8 million compared to $16.4 million the prior year. Income taxes in 1995 included a provision of $1.8 million for an income tax assessment under appeal and a nonrecurring charge of $1.6 million on dividends remitted by a foreign subsidiary that could not be offset by foreign tax credits. In both years, income tax provisions were required for certain jurisdictions where profits were earned despite overall pretax losses. Tax charges or credits vary as a percentage of pretax income or loss due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.

     Minority interests for 1996 decreased by $4.8 million from the prior year. The portion of income attributable to minority interest of $9.6 million in 1995 included the gain on the sale of property in Korea discussed above.

     Equity in earnings (losses) of affiliates for 1996 decreased by $4.4 million from the prior year. The Company's share of losses in affiliates decreased to $69,000 in 1996 from $4.5 million in 1995 primarily because the prior year included losses by an Italian affiliate which became a consolidated subsidiary in December 1996.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. The loss from continuing operations for 1996 decreased by $11.1 million from the prior year. Income
(loss) from discontinued operations reflects the $10.1 million provision made in 1995 for a loss on the disposal of the wool division. When the sales agreement lapsed in December 1995 due principally to difficulty in obtaining certain regulatory approvals and declining market conditions, the provision was reversed in 1996 and overall net income in 1996 was $608,000, or $0.01 per share, compared to a net loss of $30.5 million, or $3.34 per share, in 1995.

SEASONALITY AND QUARTERLY RESULTS
     The purchasing and processing of tobacco and wool are dependent on agricultural cycles and are seasonal in nature. These cycles and this seasonality, together with the timing of shipments and variations in the mix of sales, causes quarterly fluctuations in financial results.

LIQUIDITY AND CAPITAL EXPENDITURES

     Working capital at March 31, 1997 was $120.1 million, up from $55.8 million at March 31, 1996. Most of the increase was due to the application of the $47.0 million of net proceeds of the Equity Offering to reduce short-term borrowings. The remaining increase was due to contributions from operating activities, which further reduced short-term borrowings and the current portion of long-term debt.

     Capital expenditures were $17.3 million, $12.2 million and $12.8 million for the fiscal years ended March 31, 1995, 1996, and 1997. The Company expects capital expenditures to total approximately $17.4 million for the fiscal year ending March 31, 1998. Capital expenditures for 1997 related mostly to expansion of warehouse facilities in Greece and routine expenditures in the U.S. tobacco division. The Company continues to closely monitor its inventories which fluctuate depending on seasonal factors and business conditions.

     For 1997, cash provided by operating activities totaled $34.7 million primarily due to improved operating earnings and a $22.7 million increase in payables, which more than offset a $22.8 million increase of receivables related to higher sales. Cash employed in investing activities of $4.4 million for 1997 included capital expenditures of $12.8 million mostly for tobacco activities of $11.0 million, including $4.4 million in Greece, $3.0 million in the United States, $1.8 million for the nontobacco segment and $0.5 million in Turkey, net of asset dispositions of $8.4 million.

     FINANCING ARRANGEMENTS. On August 1, 1997, the Issuer consummated the sale and issuance of the Initial Notes in aggregate principal amount of $115.0 million. Simultaneously, the Issuer and two of its subsidiaries (collectively, the "Borrowing Subsidiaries") entered into the Global Bank Facility. The Global Bank Facility provides for borrowings of $200.0 million for working capital and other general corporate purposes, and bears interest initially at LIBOR plus 1.0%. The borrowings under the Global Bank Facility are guaranteed by the Parent and certain of its tobacco subsidiaries and secured by substantially all of the assets of the Issuer and the Borrowing Subsidiaries and a pledge of all of the capital stock of the Parent's subsidiaries not otherwise pledged to secure other obligations. The Issuer has guaranteed the obligations of each of the Borrowing Subsidiaries and each of the Borrowing Subsidiaries will guarantee the obligations of one another under this facility. The Global Bank Facility will mature on the third anniversary of the Refinancing Plan.

     As of March 31, 1997, the Company had local lines totaling approximately $265.0 million for tobacco operations in Africa, Europe and the Far East. Separate facilities were in place for the wool operations totaling approximately $127.0 million. In 1997, the Company's total borrowing requirements ranged from a high of $372.7 million in November 1996 to a low of $294.9 million in April 1996. The Company incurs short-term debt to finance its seasonally adjusted working capital needs, which typically peak in the third quarter, under unsecured lines of credit with several banks.

     Based on the improving outlook for the business, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under its credit facilities. The Company's future operating performance will be subject to economic conditions and to financial, political, agricultural and other factors, many of which are beyond the Company's control.

     On November 13, 1991, the Parent issued $69.0 million of its 7 1/4% Convertible Subordinated Debentures due March 31, 2007 (the "Debentures"). The Debentures are currently convertible into shares of the Parent's Common Stock at a conversion prices (as adjusted for subsequent stock dividends) of $29.38. The Debentures are subordinated in right of payment to all senior indebtedness, as defined, of the Parent. As of March 31, 1995, the Debentures became redeemable in whole or in part at the option of the Parent at any time. Beginning March 31, 2003, the Parent will be obligated to make annual sinking fund payments sufficient to retire at least 5% of the principal amount of issued Debentures reduced by earlier conversions, redemptions, and repurchases. Holders of the Debentures have the right to demand redemption under certain conditions, including a change in control of the Parent, certain mergers and consolidations and certain distributions with respect to the Parent's capital stock. The Parent may elect to redeem Debentures under these circumstances in Common Stock in lieu of cash.

     As a result of the recent Equity Offering, which appreciably broadened the Parent's shareholder base, the Board of Directors has voted to discontinue issuing quarterly stock dividends. Certain debt agreements to which the Parent and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Parent had approximately $17.5 million of retained earnings available for distribution as dividends at March 31, 1997. At this time, it is uncertain when or if the Board will resume the payment of cash dividends.

     On January 31, 1997, the Company terminated the Employee Stock Ownership Plan (the "ESOP") established by W A Adams Company prior to that company's acquisition by the Company. This termination involved the redemption by the Company of 24,602 shares of ESOP Preferred Stock for an aggregate price of approximately $2.5 million in cash and the issuance of 14,075 shares of Common Stock. The remaining 62,875 shares of unallocated ESOP Preferred Stock were cancelled.

TAX AND REPATRIATION MATTERS

     The Parent and its subsidiaries are subject to income tax laws in each of the countries in which they do business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. The Parent provides valuation allowances on deferred tax assets for its subsidiaries that have a history of losses. Management cannot assert that there will likely be sufficient profits generated by these subsidiaries in the near future to offset these losses. The change during 1997 is due to the utilization of tax loss carryforwards for which no benefit had been recognized in prior years. The loss carryforwards which give rise to the valuation allowances will expire in 2001 and thereafter. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

     The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The Parent regularly reviews the status of the accumulated earnings of each of its U.S. and foreign subsidiaries as part of its overall financing plans.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF STANDARD COMMERCIAL CORPORATION

     We have audited the accompanying consolidated balance sheets of Standard Commercial Corporation as of March 31, 1997 and 1996 and the related consolidated statements of income and retained earnings and of cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Raleigh, North Carolina
June 18, 1997

                        STANDARD COMMERCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               MARCH 31,
                                                                                         --------------------
                                                                                           1997        1996
                                                                                         --------    --------

ASSETS
Cash..................................................................................      $ 41,117    $ 78,688
Receivables (Note 3)..................................................................       266,560     252,117
Inventories (Notes 1 and 4)...........................................................       256,519     259,781
Prepaid expenses......................................................................         6,285       3,690
Marketable securities (Note 1)........................................................           837       5,325
                                                                                            --------    --------
  Current assets......................................................................       571,318     599,601
Property, plant and equipment (Notes 1 and 5).........................................       122,013     134,498
Investment in affiliates (Notes 1 and 6)..............................................        12,533      11,442
Other assets (Notes 1, 7 and 11)......................................................        29,821      37,283
                                                                                            --------    --------
  Total assets........................................................................      $735,685    $782,824
                                                                                            --------    --------
                                                                                            --------    --------
LIABILITIES
Short-term borrowings (Note 8)........................................................      $272,325    $373,625
Current portion of long-term debt (Note 10)...........................................         8,985      11,665
Accounts payable (Note 9).............................................................       141,145     133,737
Taxes accrued (Note 16)...............................................................        28,758      24,776
                                                                                            --------    --------
  Current liabilities.................................................................       451,213     543,803
Long-term debt (Note 10)..............................................................        70,252      31,818
Convertible subordinated debentures (Note 10).........................................        69,000      69,000
Retirement and other benefits (Note 11)...............................................        19,127      18,498
Deferred taxes (Notes 1 and 16).......................................................         5,819       9,632
Commitments and contingencies (Note 12)...............................................            --          --
                                                                                            --------    --------
  Total liabilities...................................................................       615,411     672,751
                                                                                            --------    --------
MINORITY INTERESTS (Note 1)...........................................................        30,312      27,473
                                                                                            --------    --------
ESOP redeemable preferred stock (Note 13).............................................            --       8,748
Unearned ESOP compensation (Note 13)..................................................            --      (6,320)
                                                                                            --------    --------
SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value (Note 13)
  Authorized shares 1,000,000; Issued none (1996 -- 87,477 to ESOP)
Common stock, $0.20 par value (Note 13)
  Authorized shares 100,000,000; 12,126,270 and 11,624,275 shares issued
  March 31, 1997 and 1996 respectively................................................         2,425       2,325
Additional paid-in capital (Note 13)..................................................        50,324      43,660
Unearned restricted stock plan compensation (Note 13).................................          (321)       (435)
Treasury stock at cost (Note 13), 2,591,790 and 2,490,661 shares at
  March 31, 1997 and 1996, respectively...............................................        (3,799)     (2,384)
Retained earnings.....................................................................        58,089      46,450
Cumulative translation adjustments (Notes 1 and 14)...................................       (16,756)     (9,444)
                                                                                            --------    --------
  Total shareholders' equity..........................................................        89,962      80,172
                                                                                            --------    --------
  Total liabilities and equity........................................................      $735,685    $782,824
                                                                                            --------    --------
                                                                                            --------    --------

   The accompanying notes are an integral part of these financial statements.

                        STANDARD COMMERCIAL CORPORATION

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED MARCH 31,
                                                            --------------------------------------
                                                              1997          1996          1995
                                                            ----------    ----------    ----------


Sales....................................................   $1,354,270    $1,359,450    $1,213,565
Cost of sales
 -- Materials, services and supplies (Note 4)............    1,217,380     1,227,568     1,097,119
 -- Interest.............................................       32,197        41,369        34,981
                                                            ----------    ----------    ----------
     Gross profit........................................      104,693        90,513        81,465
Selling, general and administrative expenses.............       72,782        77,608        80,509
Restructuring charges (Note 2)...........................           --        12,500            --
Other interest expense...................................        9,920         9,559         9,947
Other income (expense), net (Note 15)....................       10,254        11,412        18,971
                                                            ----------    ----------    ----------
     Income (loss) before taxes..........................       32,245         2,258         9,980
Income taxes (Notes 1 and 16)............................       12,782         6,836        16,370
                                                            ----------    ----------    ----------
     Income (loss) after taxes...........................       19,463        (4,578)       (6,390)
Minority interests (Note 1)..............................       (3,938)       (4,795)       (9,634)
Equity in earnings (losses) of affiliates (Note 6).......        1,412           (69)       (4,470)
                                                            ----------    ----------    ----------
     Income (loss) from continuing operations............       16,937        (9,442)      (20,494)
Income (loss) from discontinued operations
  (Note 2)...............................................           --        10,050       (10,050)
                                                            ----------    ----------    ----------
     Net income (loss)...................................       16,937           608       (30,544)
ESOP preferred stock dividends, net of tax...............         (347)         (474)         (485)
                                                            ----------    ----------    ----------
     Net income (loss) applicable to common stock........       16,590           134       (31,029)
Retained earnings at beginning of year...................       46,450        50,530        84,807
Common stock dividends...................................       (4,951)       (4,214)       (3,248)
                                                            ----------    ----------    ----------
     Retained earnings at end of year....................   $   58,089    $   46,450    $   50,530
                                                            ----------    ----------    ----------
                                                            ----------    ----------    ----------
Earnings (loss) per common share (Note 1):
Primary -- from continuing operations....................   $     1.78    $    (1.07)   $    (2.25)
         -- from discontinued operations.................           --    $     1.08    $    (1.09)
         -- net..........................................   $     1.78    $     0.01    $    (3.34)
         -- average shares outstanding...................        9,314         9,307         9,288
Fully diluted -- net.....................................   $     1.69             *             *
              -- average shares outstanding..............       11,793             *             *

---------------

* Not applicable because fully diluted calculations included adjustments which are antidilutive.

   The accompanying notes are an integral part of these financial statements.

                        STANDARD COMMERCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                            YEAR ENDED MARCH 31,
                                                                    ---------------------------------
                                                                      1997        1996        1995
                                                                    --------    --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................   $ 16,937    $    608    $ (30,544)
  Depreciation and amortization..................................     20,866      24,393       16,413
  Minority interests.............................................      3,938       4,795        9,634
  Deferred income taxes..........................................       (484)       (968)         793
  Undistributed losses of affiliates net of dividends received...     (1,268)        166        4,626
  Gain on disposition of property, plant and equipment...........     (2,252)     (1,093)     (13,581)
  Loss (income) from discontinued operations.....................         --     (10,050)      10,050
  Other..........................................................      2,483      (5,244)       3,404
                                                                    --------    --------    ---------
                                                                      40,220      12,607          795
Net changes in working capital other than cash
  Receivables....................................................    (22,807)    (24,752)      59,665
  Inventories....................................................     (5,475)     85,901       38,342
  Current payables...............................................     22,721     (23,909)      (3,382)
                                                                    --------    --------    ---------
CASH PROVIDED BY OPERATING ACTIVITIES............................     34,659      49,847       95,420
                                                                    --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment
  -- additions...................................................    (12,816)    (12,211)     (17,328)
   -- dispositions...............................................      5,072       3,151       16,274
Minority interest................................................         --      (7,740)          --
Business (acquisitions) dispositions.............................      3,304         440       (2,605)
                                                                    --------    --------    ---------
CASH USED FOR INVESTING ACTIVITIES...............................     (4,440)    (16,360)      (3,659)
                                                                    --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings...............................     10,405       9,645       10,442
Repayment of long-term borrowings................................    (21,131)    (14,968)     (29,113)
Net change in short-term borrowings..............................    (54,257)     (5,330)     (86,406)
Net proceeds of equity offering..................................         --          --           --
Dividends paid, net of tax.......................................       (347)       (474)        (485)
Purchase and retirement of ESOP Preferred Stock..................     (2,460)         --           --
Other............................................................         --         114          213
                                                                    --------    --------    ---------
CASH USED FOR FINANCING ACTIVITIES...............................    (67,790)    (11,013)    (105,349)
                                                                    --------    --------    ---------
Increase/(decrease) in cash for period...........................    (37,571)     22,474      (13,588)
Cash at beginning of period......................................     78,688      56,214       69,802
                                                                    --------    --------    ---------
CASH AT END OF PERIOD............................................   $ 41,117    $ 78,688    $  56,214
                                                                    --------    --------    ---------
                                                                    --------    --------    ---------
Cash payments for
  -- interest....................................................   $ 42,790    $ 44,426    $  47,588
   -- income taxes...............................................   $  9,057    $  6,433    $   8,441

   The accompanying notes are an integral part of these financial statements.

                        STANDARD COMMERCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

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

     c) MARKETABLE SECURITIES. Marketable securities are classified as available for sale and consist of liquid equity securities. The specific identification method is used to determine gains and losses when securities are sold.

     d) INTANGIBLE ASSETS. The Company's policy is to amortize goodwill on a straight line basis over its estimated useful life not to exceed 40 years. The Company assesses recoverability of goodwill based on management's projections of future cash flows of acquired businesses.

     e) PROPERTY, PLANT AND EQUIPMENT. The cost of significant improvements to property, plant and equipment is capitalized. Maintenance and repairs are expensed as incurred. Provision for depreciation is charged to operations over the estimated useful lives, primarily 3-30 years, of the assets on a straight-line basis.

     f) INVENTORIES. Inventories, which are primarily packed leaf tobacco and wool, are stated at the lower of specific cost or estimated net realizable value. Cost of tobacco includes a proportion of interest, buying commission charges and factory overheads which can be related directly to specific items of inventory. Cost of wool includes all direct costs except interest. Items are removed from inventory on an actual cost basis.

     g) REVENUE RECOGNITION. Sales and revenue are recognized on the passage of title.

     h) INCOME TAXES. The Company provides deferred income taxes on differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards.

     i) MINORITY INTERESTS. Minority interests represent the interest of third parties in the net assets of certain subsidiary companies.

     j) COMPUTATION OF EARNINGS PER COMMON SHARE. Primary earnings per share are computed by dividing earnings, less preferred stock dividends payable to ESOP, net of tax, by the weighted average number of shares outstanding during each year. Earnings per share and weighted average number of shares outstanding for all prior periods have been restated to give effect to the increase in number of shares outstanding resulting from quarterly stock dividends. Fully diluted earnings per share assumes the conversion into common stock of all the 7 1/4% Convertible Subordinated Debentures and ESOP preferred stock at the date of issue, thereby increasing the weighted average number of shares deemed to be outstanding during each period, and adding back to primary earnings the after-tax interest expense.

     k) NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS. In February 1997, Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, was issued. This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement will not have a material impact on the Company's financial statements.

     In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued. Statement No. 123, which was effective for the Company beginning April 1, 1996, requires expanded disclosure

                        STANDARD COMMERCIAL CORPORATION

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES -- Continued of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will apply APB No. 25 to its stock-based compensation awards to employees and will disclose the pro forma effect on net income and earnings per share.

     l) LONG-LIVED ASSETS. As required, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Accordingly, long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted future cash flows attributable to each market would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that market if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

     m) USE OF ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     n) RECLASSIFICATION. Certain amounts in prior year statements have been reclassified for conformity with current statement presentation.

NOTE 2 -- DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES

     a) DISCONTINUED OPERATIONS. In fiscal 1995, the Company entered into an agreement to sell its wool operations. During the third quarter of fiscal 1996, the proposed sale was terminated. Accordingly, the results of operations of the wool business for the prior periods have been reclassified from discontinued operations to continuing operations. The estimated loss on disposal of $10.1 million in 1995 was reversed in 1996. The estimated loss was determined by deducting the $56 million estimated net asset value of discontinued wool operations (i.e., sales price) from the $66.1 million value of net assets held for sale.

     Assets, liabilities, revenues and operating profits (losses) for the fiscal year ending 1995, the year the wool operations were reported as discontinued operations, were as follows:

                                                                                                           1995
                                                                                                      --------------
                                                                                                      (IN THOUSANDS)
Total assets.......................................................................................      $294,290
Total liabilities..................................................................................       216,326
Revenues...........................................................................................       440,112
Pretax operating income............................................................................        10,002

     In December 1993, the Company completed the sale of its Caro-Green Nursery business to Zelenka Nursery Inc. At March 31, 1997, the consolidated balance sheet includes notes receivable from the purchaser totaling approximately $2.7 million.

     b) RESTRUCTURING CHARGES. As a result of the termination of the sale of the wool operations, the Company implemented a reorganization plan for its nontobacco business and determined that a pretax restructuring charge of $12.5 million ($11.0 million after-tax) was appropriate. The major components of the restructuring charges relate to the wool division and

                        STANDARD COMMERCIAL CORPORATION

NOTE 2 -- DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES -- Continued include: (i) approximately $2.1 million associated with the closure of the wool processing facility in Argentina; (ii) approximately $3.6 million for the write-off of goodwill; (iii) approximately $2.8 million associated with the write-off of export incentive allowances; and (iv) approximately $2.5 million of expenses related to the terminated sale of the wool division and other miscellaneous restructuring costs. To date in Argentina, the wool processing operations have been discontinued, the factory has been leased to a third party, 181 employees have been terminated and certain impaired assets have been written down. Identifiable expenses connected with the closure of the processing facility included in the fiscal 1996 results of operations totaled $603,000, including personnel costs of approximately $300,000 and plant overhead. The Company continues to maintain a sales function in Argentina. In Australia, operations have been consolidated under one management team to better and more efficiently serve this market. The wool tops departments in the German and French companies have been reorganized to streamline their marketing efforts. The Company has undertaken a feasibility study to improve operational efficiencies in the French topmaking factory. For the year ended March 31, 1997, the restructuring resulted in lower depreciation, amortization and personnel costs of approximately $1.1 million. With the exception of the export incentive issue, which is expected to be resolved in fiscal 1998, substantially all incurred amounts related to the restructuring had been expended at March 31, 1997. The charge for the export incentive allowance relates to a subsequently discontinued South African export incentive program under which a Company claim was initially approved and then subsequently disallowed. The issue is currently before the Supreme Court of South Africa. The Company believes that an unfavorable settlement would not have a material impact on liquidity.

NOTE 3 -- RECEIVABLES

                                                                                                           1997        1996
                                                                                                         --------    --------
                                                                                                            (IN THOUSANDS)
Trade accounts........................................................................................   $180,926    $173,413
Advances to suppliers.................................................................................     48,349      36,701
Affiliated companies..................................................................................      9,773      17,357
Other.................................................................................................     31,113      30,196
                                                                                                         --------    --------
                                                                                                          270,161     257,667
Allowances for doubtful accounts......................................................................     (3,601)     (5,550)
                                                                                                         --------    --------
                                                                                                         $266,560    $252,117
                                                                                                         --------    --------
                                                                                                         --------    --------

NOTE 4 -- INVENTORIES

                                                                                             MARCH 31,
                                                                                       --------------------
                                                                                          1997        1996
                                                                                       --------    --------
                                                                                       (IN THOUSANDS)
Tobacco.............................................................................     $181,349    $160,721
Nontobacco..........................................................................       75,170      99,060
                                                                                         --------    --------
                                                                                         $256,519    $259,781
                                                                                         --------    --------
                                                                                         --------    --------

     Tobacco inventories at March 31, 1997 and 1996 included capitalized interest, totaling $4.3 million and $4.2 million, and valuation reserves for tobacco and wool of $4.9 million and $5.2 million, respectively. Inventory valuation provisions included in cost of sales totaled approximately $0.9 million, $1.4 million and $5.3 million in 1997, 1996 and 1995, respectively.

                        STANDARD COMMERCIAL CORPORATION

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

                                                                                                           1997        1996
                                                                                                         --------    --------
                                                                                                            (IN THOUSANDS)
Land..................................................................................................   $ 14,063    $ 15,318
Buildings.............................................................................................     77,116      76,464
Machinery and equipment...............................................................................    131,124     133,959
Furniture and fixtures................................................................................     13,157      12,023
Construction in progress..............................................................................      2,322       1,210
                                                                                                         --------    --------
                                                                                                          237,782     238,974
Accumulated depreciation..............................................................................   (115,769)   (104,476)
                                                                                                         --------    --------
                                                                                                         $122,013    $134,498
                                                                                                         --------    --------
                                                                                                         --------    --------

     Depreciation expense was $18.1 million, $18.1 million and $14.7 million in 1997, 1996 and 1995, respectively.

NOTE 6 -- INVESTMENT IN AFFILIATES

     a) Net investment in affiliated companies are represented by the following:

                                                                                                        1997        1996
                                                                                                      --------    --------
                                                                                                         (IN THOUSANDS)
Net current assets (liabilities)...................................................................   $  4,421    $  4,445
Property, plant and equipment......................................................................     29,446      24,156
Other long-term assets (liabilities)...............................................................       (132)      1,977
Interests of other shareholders....................................................................    (21,033)    (19,018)
                                                                                                      --------    --------
Company's interest.................................................................................     12,702      11,560
Provision for withholding taxes....................................................................       (169)       (118)
                                                                                                      --------    --------
Net investments....................................................................................   $ 12,533    $ 11,442
                                                                                                      --------    --------
                                                                                                      --------    --------

     b)  The results of operations of affiliated companies were:

                                                                                               YEAR ENDED MARCH 31,
                                                                                         --------------------------------
                                                                                           1997        1996        1995
                                                                                         --------    --------    --------
                                                                                                  (IN THOUSANDS)
Sales.................................................................................   $119,022    $ 82,527    $ 99,236
                                                                                         --------    --------    --------
Income (loss) before taxes............................................................   $  5,627    $  2,493      (2,468)
Income taxes..........................................................................      2,104       2,259       1,074
                                                                                         --------    --------    --------
Net income (loss).....................................................................   $  3,523    $    234    $ (3,542)
                                                                                         --------    --------    --------
Company's share.......................................................................   $  1,463    $   (260)   $ (4,567)
Withholding taxes.....................................................................        (51)        191          97
                                                                                         --------    --------    --------
Equity in earnings (losses)...........................................................   $  1,412    $    (69)   $ (4,470)
                                                                                         --------    --------    --------
Dividends received....................................................................   $    148    $     96    $    154
                                                                                         --------    --------    --------
                                                                                         --------    --------    --------

     c) Balances with the unconsolidated affiliates are for the procurement of tobacco inventory as follows:

                                                                                                 YEAR ENDED MARCH 31,
                                                                                             -----------------------------
                                                                                              1997       1996       1995
                                                                                             -------    -------    -------
                                                                                                    (IN THOUSANDS)
Purchases of tobacco......................................................................   $41,952    $18,932    $26,421
Receivables from unconsolidated affiliates................................................     9,773     17,357     17,190
Advances on purchases of tobacco..........................................................    10,394     12,615     15,477
Payables to unconsolidated affiliates.....................................................     3,449         18      1,098

                        STANDARD COMMERCIAL CORPORATION

NOTE 6 -- INVESTMENT IN AFFILIATES -- Continued
The Company's significant affiliates and percentage of ownership at March 31, 1997 follow: Adams International Ltd, 49.0% (Thailand), Siam Tobacco Export Corporation Ltd, 49.0% (Thailand), Tobacco Processors (Lilongwe) Ltd, 51.9% (Malawi) and Independent Wool Dumpers Pty Ltd, 16.8% (Australia). Audited financial statements of affiliates are obtained annually.

NOTE 7 -- OTHER ASSETS

                                                                                                            1997       1996
                                                                                                           -------    -------
                                                                                                             (IN THOUSANDS)
Cash surrender value of life insurance policies (face amount $42,765)...................................   $12,775    $12,567
Policy loans............................................................................................     6,246      6,780
                                                                                                           -------    -------
                                                                                                             6,529      5,787
Bank deposits...........................................................................................       418        118
Receivables.............................................................................................    14,588     17,851
Due from affiliates.....................................................................................        39        823
Investments.............................................................................................         2      3,294
Excess of purchase price of subsidiaries over net assets acquired -- net of accumulated amortization of
  $7,354 (1996 -- $7,231)...............................................................................     4,224      4,347
Other...................................................................................................     4,021      5,063
                                                                                                           -------    -------
                                                                                                           $29,821    $37,283
                                                                                                           -------    -------
                                                                                                           -------    -------

NOTE 8 -- SHORT-TERM BORROWINGS

                                                                                              1997        1996        1995
                                                                                            --------    --------    --------
                                                                                                     (IN THOUSANDS)
Weighted average interest on borrowings at end of year...................................       8.0%        8.5%        9.8%
Weighted average interest rate on borrowings during the year (1).........................       8.0%        9.0%        9.2%
Maximum amount outstanding at any month-end..............................................   $372,747    $433,646    $450,590
Average month-end amount outstanding.....................................................   $337,178    $388,875    $401,923
Amount outstanding at year-end (2).......................................................   $272,325    $373,625    $378,955

---------------

(1) Computed by dividing short-term interest expense and amortized financing costs by average short-term debt outstanding.

(2) During the first quarter of fiscal 1998 the Company completed a secondary issue of 3,022,500 shares, from which the $47.0 million proceeds have been applied as a reduction of short-term borrowings. Accordingly, since the application of the equity proceeds will preclude the use of working capital to satisfy these obligations, $47.0 million has been reclassified as long-term debt in accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced". For periods after March 31, 1997, the equity proceeds of $47.0 million will be reported as an increase in shareholders' equity. This amount has been excluded from the calculation of average month-end amounts outstanding.

     At March 31, 1997, under agreements with various banks, total short-term credit facilities for continuing operations of $646.9 million (1996 -- $694.0 million) were available to the Company of which $71.0 million (1996 -- $53.0 million) were being utilized for letters of credit and guarantees and $299.0 million (1996 -- $287.0 million) were unused.

     The Company's revolving credit facilities at March 31, 1997 included a $100.0 million facility for U.S. tobacco operations and a $155.0 million master credit facility for non-U.S. tobacco operations, both expiring in June 1998, in addition to local lines of approximately $265.0 million. Also, separate facilities totaling $127.0 million are in place for wool operations.

     At March 31, 1997 substantially all of the Company's assets were pledged against current and long-term borrowings.

                        STANDARD COMMERCIAL CORPORATION

NOTE 9 -- ACCOUNTS PAYABLE

                                                                                                           1997        1996
                                                                                                         --------    --------
                                                                                                            (IN THOUSANDS)
Trade accounts........................................................................................   $108,476    $100,286
Affiliated companies..................................................................................      3,449          18
Other accruals and payables...........................................................................     29,220      33,433
                                                                                                         --------    --------
                                                                                                         $141,145    $133,737
                                                                                                         --------    --------
                                                                                                         --------    --------

NOTE 10 -- LONG-TERM DEBT

                                                                                                            1997       1996
                                                                                                           -------    -------
                                                                                                             (IN THOUSANDS)
6.48% fixed rate loans repayable annually through 1998..................................................   $ 3,637    $ 6,472
Floating rate loan at prime through March 1999 (1997 average 8.25%).....................................     8,667         --
10.4% loan repayable annually through 2000..............................................................     4,900      6,000
Floating rate note, at 82% of prime, repayable in 2001 (1997 average 8.25%).............................     2,940      2,940
11.95% loan repayable through 2001......................................................................     2,346      3,129
Italian prime + 1/8% payable through 2002 (1997 average 10.6%)..........................................     3,458      4,273
9.82% fixed rate loan repayable annually through 2005...................................................     3,282      3,566
9.25% note repayable through 2005.......................................................................     1,762      1,978
9.25% fixed rate loan repayable annually through 1997...................................................        --        820
Floating rate loan at 1.5% above LIBOR repayable annually through 1998..................................        --      1,175
Floating rate loan, at 1.75% above LIBOR, repayable quarterly through March 1999........................        --      1,535
Senior notes, at 1.75% above LIBOR repayable quarterly through March 1999...............................        --      3,103
Floating rate loan, at 1.75% above three-month negotiable CD rate, repayable quarterly through March
  2002..................................................................................................        --      6,533
Other...................................................................................................     1,202      1,959
                                                                                                           -------    -------
                                                                                                            32,194     43,483
Current portion.........................................................................................    (8,985)   (11,665)
Revolving credit facilities (See Note 8)................................................................    47,043         --
                                                                                                           -------    -------
                                                                                                           $70,252    $31,818
                                                                                                           -------    -------
                                                                                                           -------    -------

     Long-term debt maturing after one year (excluding the reclassification of the $47.0 million net proceeds of the equity offering as discussed in Note 8) is as follows: 1999 -- $11,537; 2000 -- $3,963; 2001 -- $4,760; 2002 -- $716; and
thereafter -- $2,233.

     At March 31, 1997, the Company reclassified $47.0 million of borrowings under its revolving credit facilities as long-term debt. See Note 8 for a discussion of the reclassification of $47.0 million at March 31, 1997. Because the proceeds from these transactions were applied to reduce short-term borrowings, and obviated the use of working capital to satisfy these short term obligations, the Company reclassified these amounts per SFAS 6. The Company had both the intent and ability to refinance these amounts on a long-term basis.

     Certain debt agreements to which the Parent and its subsidiaries are parties contain financial covenants (relating to, among other things: minimum net worth and interest coverage ratios; and limits on capital expenditures, permitted investments, indebtedness advances and liens) which could restrict the payment of cash dividends.

  CONVERTIBLE SUBORDINATED DEBENTURES

     On November 13, 1991 the Company issued $69.0 million of 7 1/4% Convertible Subordinated Debentures due March 31, 2007. Adjusted for subsequent stock dividends, the debentures currently are convertible into shares of common stock of the Company at a conversion price of $29.38. The debentures are subordinated in right of payment to all senior indebtedness, as

                        STANDARD COMMERCIAL CORPORATION

NOTE 10 -- LONG-TERM DEBT -- Continued
defined, of the Company, and as of March 31, 1995 became redeemable in whole or in part at the option of the Company any time. Beginning March 31, 2003 the Company will make annual payments to a sinking fund which will be sufficient to retire at least 5% of the principal amount of issued Debentures reduced by earlier conversions, redemptions and repurchases.

     At March 31, 1997, substantially all of the Company's assets were pledged against current and long-term borrowings.

NOTE 11 -- BENEFITS

     The Company has a noncontributory defined benefit pension plan covering substantially all full-time salaried employees in the United States and a Supplemental Executive Retirement Plan ("SERP") covering benefits otherwise limited by Section 401(a)(17) (Compensation Limitation) and Section 415 (Benefits Limitation) of the Internal Revenue Code. Various other pension plans are sponsored by foreign subsidiaries. Benefits under the plans are based on employees' years of service and eligible compensation. Foreign plans which are significant and considered to be defined benefit pension plans have adopted Statement of Financial Accounting Standards No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS. The Company's policy is to contribute amounts to the U.S. plan sufficient to meet or exceed funding requirements of federal benefit and tax laws.

  U.S. PLAN

     A summary of pension costs follows:

                                                                                                        YEAR ENDED MARCH 31,
                                                                                                       -----------------------
                                                                                                       1997     1996     1995
                                                                                                       -----    -----    -----
                                                                                                           (IN THOUSANDS)
Service cost -- benefits earned during the year.....................................................   $ 498    $ 433    $ 421
Interest cost on projected benefit obligation.......................................................     649      549      501
Recognized return on plan assets....................................................................    (832)    (670)    (583)
Net amortization....................................................................................     (29)     (72)     (37)
                                                                                                       -----    -----    -----
Net pension cost....................................................................................   $ 286    $ 240    $ 302
                                                                                                       -----    -----    -----
                                                                                                       -----    -----    -----

     The funded status of the U.S. plans, which include a book-reserve SERP, at March 31 is shown below:

                                                                                                             ABO EXCEEDS
                                                                                   ASSETS EXCEED ABO           ASSETS
                                                                                  -------------------     -----------------
                                                                                   1997        1996        1997       1996
                                                                                  -------     -------     ------     ------

                                                                                               (IN THOUSANDS)
Actuarial present value of benefit obligations:
      -- vested...............................................................    $ 7,265     $ 6,429     $   --     $   --
      -- nonvested benefits                                                            44          56        486        334
                                                                                  -------     -------     ------     ------
Accumulated benefit obligation................................................      7,309       6,485        486        334
Benefits attributable to projected salaries...................................      2,142       1,989         51        152
                                                                                  -------     -------     ------     ------
Projected benefit obligation..................................................      9,451       8,474        537        486
Plan assets at fair value.....................................................     11,505      10,391         --         --
                                                                                  -------     -------     ------     ------
Assets in excess of (less than) projected obligation..........................      2,054       1,917       (537)      (486)
Unamortized net transition gain...............................................       (306)       (367)
Unrecognized prior service cost...............................................        (44)        (55)        44         88
Unrecognized experience gain..................................................       (693)       (389)        (6)        (6)
                                                                                  -------     -------     ------     ------
Prepaid (accrued) pension costs...............................................    $ 1,011     $ 1,106     $ (499)    $ (404)
                                                                                  -------     -------     ------     ------
                                                                                  -------     -------     ------     ------

     The projected benefit obligation at March 31, 1997, 1996 and 1995 was determined using an assumed discount rate of 7.375%, 7.25% and 7.25%, respectively, and assumed future compensation increases of 5.00%, 5.25% and 5.25%, respectively. The assumed long-term rate of return on plan assets was 8.0%, 8.0% and 8.0% at March 31, 1997, 1996 and 1995, respectively. Assets consist of pooled equity and fixed income funds managed by an independent trustee.

                        STANDARD COMMERCIAL CORPORATION

NOTE 11 -- BENEFITS -- Continued
  NON-U.S. PLANS

     A summary of pension costs follows:

                                                                                                     YEAR ENDED MARCH 31,
                                                                                                 -----------------------------
                                                                                                  1997       1996       1995
                                                                                                 -------    -------    -------
                                                                                                        (IN THOUSANDS)
Service cost -- benefits earned during the year...............................................   $ 1,367    $ 1,507    $ 1,428
Interest cost on projected benefit obligation.................................................     2,310      2,646      2,414
Recognized return on plan assets..............................................................    (2,348)    (2,004)    (1,655)
Net amortization..............................................................................        49        222        147
                                                                                                 -------    -------    -------
Net pension cost..............................................................................   $ 1,378    $ 2,371    $ 2,334
                                                                                                 -------    -------    -------
                                                                                                 -------    -------    -------

     The funded status of non-U.S. plans, which include book-reserve plans, at March 31 is shown below:

                                                                                    ASSETS EXCEED ABO      ABO EXCEEDS ASSETS
                                                                                    ------------------    --------------------
                                                                                     1997       1996        1997        1996
                                                                                    -------    -------    --------    --------

                                                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligations:
      -- vested..................................................................   $18,455    $11,575    $  7,857    $ 12,945
      -- nonvested benefits......................................................       120        454          --          48
                                                                                    -------    -------    --------    --------
Accumulated benefit obligation...................................................    18,575     12,029       7,857      12,993
Benefits attributable to projected salaries......................................     5,255      4,394         517       1,200
                                                                                    -------    -------    --------    --------
Projected benefit obligation.....................................................    23,830     16,423       8,374      14,193
Plan assets at fair value........................................................    26,150     17,402          --       4,484
                                                                                    -------    -------    --------    --------
Assets in excess of (less than) projected obligation.............................     2,320        979      (8,374)     (9,709)
Unamortized net transition loss..................................................       679        854         927         943
Unrecognized prior service cost..................................................    (2,094)      (113)         --         913
Unrecognized experience gain.....................................................       566     (1,193)         56        (817)
Additional minimum liability.....................................................        --         --      (1,031)       (914)
                                                                                    -------    -------    --------    --------
Prepaid (accrued) pension costs..................................................   $ 1,471    $   527    $ (8,422)   $ (9,584)
                                                                                    -------    -------    --------    --------
                                                                                    -------    -------    --------    --------

     The assumptions used in 1997, 1996 and 1995 were as follows:

                                                                                   1997            1996          1995
                                                                             ---------------- -------------- -------------
Discount rates..............................................................  7.375% to 8.5%  7.75% to 8.5%  7.5% to 8.5%
Compensation increases......................................................  5.50% to 7.0%   3.25% to 6.5%  5.5% to 7.0%
Long-term rates of return on plan assets....................................      10.0%           10.0%          10.0%

     Plan assets consist primarily of common stocks, pooled equity and fixed income funds. The pension costs and obligations for non-U.S. plans shown above also include certain unfunded book-reserve plans.

     The Company also sponsors a 401(k) savings incentive plan for most full-time salaried employees in the United States. The expense for this plan was $196,000 in 1997, $144,000 in 1996 and $127,000 in 1995.

     The Company provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services.

                        STANDARD COMMERCIAL CORPORATION

NOTE 11 -- BENEFITS -- Continued
     The components of the net periodic cost of postretirement benefits for 1997, 1996 and 1995 were:

                                                                                                  YEAR ENDED MARCH 31,
                                                                                            --------------------------------
                                                                                              1997        1996        1995
                                                                                            --------    --------    --------
Service cost.............................................................................   $193,942    $176,148    $168,613
Interest cost on accumulated benefit obligation..........................................    493,527     522,164     405,299
Amortization of plan amendments..........................................................   (138,904)   (136,649)   (138,904)
                                                                                            --------    --------    --------
Net periodic cost........................................................................   $548,565    $561,663    $435,008
                                                                                            --------    --------    --------
                                                                                            --------    --------    --------

     The components of the liability included in the consolidated balance sheet at March 31, 1997 and 1996 of the actuarial present value of benefits for services rendered to date were:

                                                                                                        1997          1996
                                                                                                     ----------    ----------
Current retirees..................................................................................   $  489,487    $  504,723
Active employees eligible to retire...............................................................    2,731,768     2,423,723
Active employees not eligible to retire...........................................................    3,343,157     4,041,795
                                                                                                     ----------    ----------
Total.............................................................................................    6,564,412     6,970,241

Unrecognized net gain (loss)......................................................................      259,872      (672,154)
Unrecognized prior service cost...................................................................      972,323     1,111,227
                                                                                                     ----------    ----------
Accumulated postretirement benefit obligation.....................................................   $7,796,607    $7,409,314
                                                                                                     ----------    ----------
                                                                                                     ----------    ----------

     The accumulated postretirement benefit obligation (APBO) was determined using an 8.0% weighted-average discount rate. The medical cost trend rate used in determining the APBO was assumed to be 12.5% in 1997. This rate was assumed to gradually decline to 6.5% in 2004, and remain at that level thereafter.

     Assuming a one percent increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic pension cost for 1997 would increase by $126,000 and the APBO as of March 31, 1997 would increase by $915,000. In general, postretirement benefit costs are insured or paid as claims are incurred.

     The ongoing impact of Statement 106 as it relates to employees of foreign subsidiaries is immaterial. The Company expenses the cost of these benefits as incurred.

  EMPLOYEE STOCK OPTIONS

     In March 1997, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement, which was ratified by the Board of Directors on April 14, 1997, provides for the grant of nonqualified options to purchase 100,000 shares of the Company's common stock at an exercise price equal to the fair market value as of the date of grant. These options will become exercisable (contingent on continued employment with the Company) in equal annual installments over a three-year period. No options are currently exercisable.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company is obligated under operating leases for equipment, office and warehouse space with minimum annual rentals as follows: 1998 -- $3,601,757; 1999 -- $2,650,260; 2000 -- $1,964,891; 2001 -- $54,720; 2002 -- $24,203 and
thereafter $143,364. Some of the leases are subject to escalation.

     Expenses under operating leases for continuing operations in 1997, 1996 and 1995 were $3,049,100, $3,811,000 and $963,000, respectively.

     The Company operates a processing facility under a service agreement which guarantees reimbursement of all of the facility's costs including operating expenses and management fees. This lease is not considered a commitment of the Company.

                        STANDARD COMMERCIAL CORPORATION

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- Continued
     The Company has commitments for capital expenditures of approximately $17.4 million, all of which are expected to be incurred in fiscal 1998.

     The previously reported joint Canadian-U.S. criminal investigation into alleged violations of law relating to the importation, exportation and taxation of tobacco has been discontinued. The Canadian investigation is continuing as to individual Canadian and U.S. citizens. Management does not believe that it will have a material adverse effect on the Company's financial statements as a whole, liquidity or future results of operations.

     Other contingencies, consisting of guarantees, pending litigation and other claims, in the opinion of management, are not considered to be material in relation to the Company's financial statements as a whole, liquidity or future results of operations.

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

NOTE 13 -- COMMON STOCK

                                                     NUMBER OF SHARES                                   UNEARNED
                                                     OF COMMON STOCK        COMMON      ADDITIONAL     RESTRICTED
                                                  ----------------------     STOCK       PAID IN       STOCK PLAN    TREASURY STOCK
                                                    ISSUED     TREASURY    PAR VALUE     CAPITAL      COMPENSATION      AT COST
                                                  ----------   ---------   ---------   ------------   ------------   --------------
                                                                                (IN THOUSANDS)
March 31, 1994..................................  10,913,459   2,346,318    $ 2,183      $ 34,875        $ (649)        $   (583)
401(k) contributions............................       8,585                      2           125
Dividends reinvested............................      19,391                      4           302
RSP compensation earned.........................                                                            134
RSP shares forfeited............................        (435)                    --            --
Stock dividends.................................     219,289      47,160         43         2,986                           (650)
                                                  ----------   ---------   ---------   ------------   ------------   --------------
March 31, 1995..................................  11,160,289   2,393,478      2,232        38,288          (515)          (1,233)
401(k) contributions............................      12,283                      3           141
Dividends reinvested............................         729                     --             8
RSP compensation earned.........................                                                             80
RSP shares forfeited............................      (1,359)                    --           (37)
Stock dividends.................................     452,333      97,183         90         5,260                         (1,151)
                                                  ----------   ---------   ---------   ------------   ------------   --------------
March 31, 1996..................................  11,624,275   2,490,661      2,325        43,660          (435)          (2,384)
401(k) contribution.............................      16,122                      3           196
Dividends reinvested............................         662                     --            10
RSP compensation earned.........................                                                            114
RSP shares forfeited............................        (557)                    --           (10)
Stock dividends.................................     471,693     101,129         94         6,226                         (1,415)
ESOP conversion.................................      14,075                      3           242
                                                  ----------   ---------   ---------   ------------   ------------   --------------
March 31, 1997..................................  12,126,270   2,591,790    $ 2,425      $ 50,324        $ (321)        $ (3,799)
                                                  ----------   ---------   ---------   ------------   ------------   --------------
                                                  ----------   ---------   ---------   ------------   ------------   --------------

     The Company maintains a Performance Improvement Compensation Plan administered by the Compensation Committee of the Board of Directors as an incentive for designated employees. In June 1993, the Board adopted a Restricted Stock Plan ("RSP") as a means of awarding those employees to the extent that certain performance objectives were met, restricted shares of the Company's common stock pursuant to the RSP, the Compensation Committee of the Board awarded 36,454

                        STANDARD COMMERCIAL CORPORATION

NOTE 13 -- COMMON STOCK -- Continued
shares of Restricted Stock in fiscal 1994, of which 36,280 were issued as of March 31, 1994. The shares were issued subject to a seven-year restriction period.

     The Company has a 401(k) savings incentive plan in the United States to which the employer contributes shares of common stock under a matching program, and a dividend reinvestment plan.

     Treasury stock represents shares in the Company acquired by a foreign affiliate prior to its becoming a wholly-owned subsidiary.

     On January 31, 1997, the Company terminated the Employee Stock Ownership Plan (the "ESOP") established by W A Adams Company prior to that company's acquisition by the Company. This termination involved the redemption by the Company of 24,602 shares of ESOP Preferred Stock for an aggregate price of $2,460,287 in cash and the issuance of 14,075 shares of Common Stock. The remaining 62,875 shares of unallocated ESOP Preferred Stock were canceled.

     Subsequent to March 31, 1997 the Company completed the registration and sale of 3,022,500 shares of common stock, the proceeds of which were used to repay approximately $47.0 million of short-term indebtedness outstanding under the MFA, and a notes offering, the proceeds of which were used to retire the Company's existing U.S. Revolving Credit Facility, to repay certain long-term bank loans in the United States and to reduce indebtedness under the MFA. Assuming these transactions were consummated on April 1, 1996, after-tax interest savings of $4,491,000 would have increased the net income and primary and fully diluted earnings per share would have been $1.70 and $1.64, respectively, and the corresponding weighted-average shares outstanding for purposes of these computations would have been 12,383,000 and 14,861,000 after giving effect to the increase of 45,500 shares resulting from quarterly stock dividends. This computation is summarized as follows:

                                                                                                                    FULLY
                                                                                                    PRIMARY        DILUTED
                                                                                                  ------------   ------------
Net income applicable to Common Stock..........................................................   $ 16,590,000   $ 19,890,000
Add -- After tax interest savings..............................................................      4,491,000      4,491,000
                                                                                                  ------------   ------------
Pro forma net income applicable to Common Stock................................................   $ 21,081,000   $ 24,381,000

Average number of shares outstanding...........................................................      9,314,461     11,792,809
Add -- increase in shares outstanding..........................................................      3,068,000      3,068,000
                                                                                                  ------------   ------------
Pro forma average number of shares outstanding.................................................     12,382,461     14,860,809

Pro forma earnings per share...................................................................          $1.70          $1.64

NOTE 14 -- FOREIGN CURRENCY

     Changes in the translation adjustment component of shareholders' equity are shown below:

                                                                                                1997       1996        1995
                                                                                              --------    -------    --------
                                                                                                      (IN THOUSANDS)
Beginning balance April 1..................................................................   $ (9,444)   $(4,319)   $(17,984)
Net change in translation of foreign financial statements..................................     (7,312)    (5,125)     13,665
                                                                                              --------    -------    --------
Ending Balance March 31....................................................................   $(16,756)   $(9,444)   $ (4,319)
                                                                                              --------    -------    --------
                                                                                              --------    -------    --------

     Net amounts included in the income statement relating to foreign currency losses from continuing operations were $920,000, $276,000, and $756,000 in 1997, 1996 and 1995, respectively.

                        STANDARD COMMERCIAL CORPORATION

NOTE 15 -- OTHER INCOME (EXPENSE) -- NET

                                                                                                    YEAR ENDED MARCH 31,
                                                                                                -----------------------------
                                                                                                 1997       1996       1995
                                                                                                -------    -------    -------
                                                                                                       (IN THOUSANDS)
Other income
  Interest...................................................................................   $ 4,493    $ 4,430    $ 4,644
  Gain on asset sales and dispositions.......................................................     4,668      4,476     14,650
  Rents received.............................................................................       610        441        233
  Other......................................................................................     3,520      4,976      2,162
                                                                                                -------    -------    -------
                                                                                                 13,291     14,323     21,689
                                                                                                -------    -------    -------
Other expense
  Amortization of goodwill...................................................................      (132)      (197)      (582)
  Other......................................................................................    (2,905)    (2,714)    (2,136)
                                                                                                -------    -------    -------
                                                                                                 (3,037)    (2,911)    (2,718)
                                                                                                -------    -------    -------
                                                                                                $10,254    $11,412    $18,971
                                                                                                -------    -------    -------
                                                                                                -------    -------    -------

NOTE 16 -- INCOME TAXES

     a) Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                                            1997       1996
                                                                                                           -------    -------
                                                                                                             (IN THOUSANDS)
Deferred tax liabilities:
  Depreciation..........................................................................................   $10,528    $11,377
  Capitalized interest..................................................................................     1,183        763
  Income recognition in foreign subsidiaries............................................................    14,983     16,673
  Prepaid pension assets................................................................................     1,232        898
                                                                                                           -------    -------
  Total deferred tax liabilities........................................................................    27,926     29,711
                                                                                                           -------    -------
Deferred tax assets:
  NOL carried forward...................................................................................     7,138      8,766
  Valuation allowance...................................................................................    (5,503)    (7,021)
  Postretirement benefits other than pensions...........................................................     3,071      2,919
  Uniform capitalization................................................................................       143        186
  All other, net........................................................................................     1,963      1,925
                                                                                                           -------    -------
Total deferred tax assets...............................................................................     6,812      6,775
                                                                                                           -------    -------
Net deferred tax liabilities............................................................................   $21,114    $22,936
                                                                                                           -------    -------
                                                                                                           -------    -------

     The net deferred tax liabilities include approximately $15,295 and $13,304 of current liabilities at March 31, 1997 and 1996, respectively.

     The Parent has provided valuation allowances on deferred tax assets for certain foreign subsidiaries based on their history of losses. Management cannot assert that there will likely be sufficient profits generated by these subsidiaries in the near future to offset these losses.

     The change during 1997 is due to the utilization of tax loss carryforwards for which no benefit had been recognized in prior years. The loss carryforwards which give rise to the valuation allowances will expire in 2001 and thereafter.

                        STANDARD COMMERCIAL CORPORATION

NOTE 16 -- INCOME TAXES -- Continued
     b) Income tax provisions are detailed below:

                                                                                                    YEAR ENDED MARCH 31,
                                                                                                -----------------------------
                                                                                                 1997       1996       1995
                                                                                                -------    -------    -------
                                                                                                       (IN THOUSANDS)
Current
  Federal....................................................................................   $   445    $   130    $ 3,686
  Foreign....................................................................................    12,793      7,455     11,470
  State and local............................................................................        28        219        421
                                                                                                -------    -------    -------
                                                                                                 13,266      7,804     15,577
                                                                                                -------    -------    -------
Deferred
  Federal....................................................................................       707     (1,131)    (1,154)
  Foreign....................................................................................    (1,194)       160      1,938
  State and local............................................................................         3          3          9
                                                                                                -------    -------    -------
                                                                                                   (484)      (968)       793
                                                                                                -------    -------    -------
Income tax provision.........................................................................   $12,782    $ 6,836    $16,370
                                                                                                -------    -------    -------
                                                                                                -------    -------    -------

     c) Components of deferred taxes follow:

                                                                                                     YEAR ENDED MARCH 31,
                                                                                                 -----------------------------
                                                                                                  1997       1996       1995
                                                                                                 -------    -------    -------
                                                                                                        (IN THOUSANDS)
Tax on differences in timing of income recognition in foreign subsidiaries....................   $  (353)   $(2,565)   $ 2,055
Utilization of NOL carried forward............................................................        --        185         --
Capitalized interest..........................................................................       420       (248)       (29)
DISC income...................................................................................        --         --        (89)
Other.........................................................................................      (551)     1,660     (1,144)
                                                                                                 -------    -------    -------
                                                                                                 $  (484)   $  (968)   $   793
                                                                                                 -------    -------    -------
                                                                                                 -------    -------    -------

     d) The provision for income taxes is determined on the basis of the jurisdiction imposing the tax liability. As some of the income of foreign companies may also be currently subject to U.S. tax, the U.S. and foreign income taxes shown do not compare directly with the segregation of pretax income between domestic and foreign companies that follows:

                                                                                                    YEAR ENDED MARCH 31,
                                                                                                -----------------------------
                                                                                                 1997       1996       1995
                                                                                                -------    -------    -------
                                                                                                       (IN THOUSANDS)
Pretax income
  Domestic...................................................................................   $ 3,663    $   264    $   (89)
  Foreign....................................................................................    28,582      1,994     10,069
                                                                                                -------    -------    -------
                                                                                                $32,245    $ 2,258    $ 9,980
                                                                                                -------    -------    -------
                                                                                                -------    -------    -------

                        STANDARD COMMERCIAL CORPORATION

NOTE 16 -- INCOME TAXES -- Continued
     e) The following is a reconciliation of the income tax provision to the expense calculated at the U.S. federal statutory rate.

                                                                                                    YEAR ENDED MARCH 31,
                                                                                                -----------------------------
                                                                                                 1997       1996       1995
                                                                                                -------    -------    -------
                                                                                                       (IN THOUSANDS)
Expense (benefit) at U.S. federal statutory tax rate.........................................   $11,286    $   768    $ 3,393
Foreign tax losses for which there is no relief available....................................       321      4,359      9,750
U.S. tax on foreign income...................................................................       500        200      2,912
Different tax rates in foreign subsidiaries..................................................       680       (177)    (1,073)
Other -- net.................................................................................        (5)     1,686      1,388
                                                                                                -------    -------    -------
                                                                                                $12,782    $ 6,836    $16,370
                                                                                                -------    -------    -------
                                                                                                -------    -------    -------

NOTE 17 -- DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments as of March 31, 1997 is provided below in accordance with Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. Certain estimates and judgments were required to develop the fair value amounts, which are not necessarily indicative of the amounts that would be realized upon disposition, nor do they indicate the Company's intent or ability to dispose of such instruments.

     CASH AND CASH EQUIVALENTS: For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The estimated fair value of cash and cash equivalents approximates carrying value.

     SHORT-TERM AND LONG-TERM DEBT: The fair value of the Company's short-term borrowings, which primarily consists of bank borrowings, approximates its carrying value. The estimated fair value of long-term debt, including the current portion, is approximately $90.7 million, compared with a carrying value of $101.2 million, based on discounted cash flows for fixed-rate borrowings, with the fair value of floating-rate borrowings considered to approximate carrying value. Amounts reclassified from short-term borrowings to long-term debt have been excluded for fair value computations (See Note 8).

                        STANDARD COMMERCIAL CORPORATION

NOTE 18 -- SEGMENT INFORMATION

     The Company is engaged primarily in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Geographic information is determined by the areas in which the companies conducting these activities are registered. Generally, sales between segments are made at prevailing market prices.

                                                                                                YEAR ENDED MARCH 31,
                                                                                       --------------------------------------
                                                                                          1997          1996          1995
                                                                                       ----------    ----------    ----------
                                                                                                   (IN THOUSANDS)
GEOGRAPHIC AREAS
Sales
     United States..................................................................   $  466,066    $  375,842    $  288,143
     Europe.........................................................................      737,346       781,910       702,606
     Other areas....................................................................      273,728       319,428       355,529
     Intersegment eliminations......................................................     (122,870)     (117,730)     (132,713)
                                                                                       ----------    ----------    ----------
                                                                                       $1,354,270*   $1,359,450*   $1,213,565*
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
Operating income, net of interest
     United States..................................................................   $    5,748    $    3,576    $    2,598
     Europe.........................................................................       26,926        10,616        (9,406)
     Other areas....................................................................        2,906        (8,609)       20,425
     Corporate expenses.............................................................       (3,335)       (3,325)       (3,637)
                                                                                       ----------    ----------    ----------
Income before taxes.................................................................   $   32,245    $    2,258    $    9,980
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
Assets
     United States..................................................................   $  150,555    $  163,002    $  142,793
     Europe.........................................................................      445,085       469,247       503,397
     Other areas....................................................................      120,683       133,075       148,359
     Investment in affiliates.......................................................       12,533        11,442        12,905
     Corporate assets...............................................................        6,829         6,058         6,035
                                                                                       ----------    ----------    ----------
                                                                                       $  735,685    $  782,824    $  813,489
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------
U.S. Exports
     Europe.........................................................................   $   87,531    $  103,526    $   69,348
     Far East.......................................................................       42,908        46,726        80,474
     Other areas....................................................................        6,000         5,007        12,369
                                                                                       ----------    ----------    ----------
                                                                                       $  136,439    $  155,259    $  162,191
                                                                                       ----------    ----------    ----------
                                                                                       ----------    ----------    ----------

---------------

* One tobacco customer accounted for 24.1%, 17.4% and 14.2% of total sales in 1997, 1996 and 1995, respectively.

                        STANDARD COMMERCIAL CORPORATION

NOTE 18 -- SEGMENT INFORMATION -- Continued

                                                                                                  YEAR ENDED MARCH 31,
                                                                                          ------------------------------------
                                                                                             1997         1996         1995
                                                                                          ----------   ----------   ----------
                                                                                                     (IN THOUSANDS)

BUSINESS SEGMENTS
Sales
     Tobacco............................................................................  $  997,449   $  925,549   $  755,971
     Nontobacco.........................................................................     356,821      433,901      457,594
                                                                                          ----------   ----------   ----------
                                                                                          $1,354,270*  $1,359,450*  $1,213,565*
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Operating income, net of interest
     Tobacco............................................................................  $   32,421   $   28,373   $    2,759
     Nontobacco.........................................................................       3,159      (22,790)      10,858
     Corporate expenses.................................................................      (3,335)      (3,325)      (3,637)
                                                                                          ----------   ----------   ----------
Income before taxes.....................................................................  $   32,245   $    2,258   $    9,880
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Interest expense included above
     Tobacco............................................................................  $   32,288       39,381   $   35,207
     Nontobacco.........................................................................       9,829       11,547        9,721
                                                                                          ----------   ----------   ----------
                                                                                          $   42,117   $   50,928   $   44,928
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Depreciation and amortization expense
     Tobacco............................................................................  $   16,613   $   14,615   $   11,278
     Nontobacco.........................................................................       4,253        9,778        5,135
                                                                                          ----------   ----------   ----------
                                                                                          $   20,866   $   24,393   $   16,413
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Equity in earnings of affiliates
     Tobacco............................................................................  $    1,242   $     (217)  $   (4,489)
     Nontobacco.........................................................................         170          148           19
                                                                                          ----------   ----------   ----------
                                                                                          $    1,412   $      (69)  $   (4,470)
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Assets
     Tobacco............................................................................  $  521,202   $  532,627   $  499,587
     Nontobacco.........................................................................     207,654      244,139      307,867
     Corporate assets...................................................................       6,829        6,058        6,035
                                                                                          ----------   ----------   ----------
                                                                                          $  735,685   $  782,824   $  813,489
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------
Capital expenditures
     Tobacco............................................................................  $   10,981   $   10,398   $   11,177
     Nontobacco.........................................................................       1,835        1,813        6,151
                                                                                          ----------   ----------   ----------
                                                                                          $   12,816   $   12,211   $   17,328
                                                                                          ----------   ----------   ----------
                                                                                          ----------   ----------   ----------

---------------

* One tobacco customer accounted for 24.1%, 17.4% and 14.2% of total sales in 1997, 1996 and 1995, respectively.

                                    PART IV



ITEM 14    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

      (a) 1. Financial Statements: See Item 8.

          2. Financial Statement Schedules:

             (i) Report on Independent Auditors on Financial Statement
                   Schedules: See Item 8.


             (ii) Schedule I - condensed Financial Information of Registrant
                    (previously filed).

                  Schedule II - Valuation and Qualifying Accounts: See Item 8.

            (iii) All other schedules are omitted because they are either not applicable or the required information is included in the data mentioned in Item 8 and incorporated herein by reference.

      (b) Reports on Form 8-K: No report on Form 8-K was filed during the quarter ended March 31, 1997.

      (c) The following exhibits were filed as part of this Report, as originally filed:

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

         11.         Computation of Earnings per Common Share.

         13. The Company's Annual Report to Shareholders for the year ended March 31, 1997 which except for information expressly incorporated by reference into items 1 and 5 not deemed to be "filed" as a part of this Report.

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


                              STANDARD COMMERCIAL CORPORATION


                              By: /s/ Robert E. Harrison
                                 _____________________________________________
November  17, 1997               Robert E. Harrison, President, Chief Executive
                                    Officer and Chief Financial Officer