Form 10-Q/A
period 1997-06-30
STANDARD COMMERCIAL CORP
filed 1997-11-19
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1 TO

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



                                       YES      X                NO

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 30         MARCH  31
                                                                                  1997         1996         1997
--------------------------------------------------------------------------        ----         ----         ----
                                                                                     (UNAUDITED)
ASSETS
CASH....................................................................     $  40,037     $132,188    $  41,117
RECEIVABLES.............................................................       240,694      206,344      266,560
INVENTORIES.............................................................       334,550      286,453      256,519
PREPAID EXPENSES........................................................         8,286        5,521        6,285
MARKETABLE SECURITIES...................................................           798        1,311          837
                                                                         ----------------------------------------

         CURRENT ASSETS.................................................       624,365      631,817      571,318

PROPERTY, PLANT AND EQUIPMENT...........................................       118,956      133,055      122,013
INVESTMENT IN AFFILIATES................................................        12,252       11,657       12,533
OTHER ASSETS............................................................        28,763       37,849       29,821

         TOTAL ASSETS...................................................      $784,336     $814,378     $735,685
                                                                         ========================================

LIABILITIES
SHORT-TERM BORROWINGS...................................................      $144,306     $348,894     $272,325
CURRENT PORTION OF LONG-TERM DEBT.......................................         7,831       10,453        8,985
ACCOUNTS PAYABLE........................................................       208,681      188,160      141,145
TAXES ACCRUED...........................................................        24,637       28,528       28,758
                                                                         ----------------------------------------

         CURRENT LIABILITIES............................................       385,455      576,035      451,213

LONG-TERM DEBT..........................................................       134,559       29,022       70,252
CONVERTIBLE SUBORDINATED DEBENTURES.....................................        69,000       69,000       69,000
RETIREMENT AND OTHER BENEFITS...........................................        19,048       18,651       19,127
DEFERRED TAXES..........................................................         6,672        8,714        5,819
                                                                         ----------------------------------------

         TOTAL LIABILITIES..............................................       614,734      701,422      615,411
                                                                         ----------------------------------------

MINORITY INTERESTS                                                              30,110       29,342       30,312
                                                                         ----------------------------------------

ESOP REDEEMABLE PREFERRED STOCK.........................................             -        8,748            -
UNEARNED ESOP COMPENSATION..............................................             -       (6,320)           -
                                                                         ----------------------------------------

SHAREHOLDERS' EQUITY
PREFERRED STOCK, $1.65 PAR VALUE; AUTHORIZED SHARES 1,000,000
         ISSUED NONE (1996 - 87,477 TO ESOP)
COMMON STOCK, $0.20 PAR VALUE; AUTHORIZED SHARES 100,000,000
         ISSUED 15,300,862 (JUNE 96 - 11,745,872; MAR 97 - 12,126,270)..         3,060        2,349        2,425
ADDITIONAL PAID-IN CAPITAL..............................................       100,102       44,722       50,324
UNEARNED RESTRICTED STOCK PLAN COMPENSATION.............................          (297)        (408)        (321)
TREASURY SHARES, 2,617,707 (JUNE 96 - 2,515,567; MAR 97 - 2,591,790)....        (4,250)      (2,633)      (3,799)
RETAINED EARNINGS.......................................................        57,869       47,051       58,089
CUMULATIVE TRANSLATION ADJUSTMENTS......................................       (16,992)      (9,895)     (16,756)
                                                                         ----------------------------------------

         TOTAL SHAREHOLDERS' EQUITY.....................................       139,492       81,186       89,962
                                                                         ----------------------------------------

         TOTAL LIABILITIES AND EQUITY...................................      $784,336     $814,378     $735,685
                                                                         ========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                        JUNE 30
                                                                                --------------------------------
                                                                                           1997            1996
                                                                                           ----            ----
SALES      - TOBACCO..........................................................         $212,847        $215,263
           - NONTOBACCO.......................................................           87,468          95,128
                                                                                --------------------------------

           TOTAL SALES........................................................          300,315         310,391

COST OF SALES
           -  MATERIALS, SERVICES AND SUPPLIES................................          273,189         280,894
           -  INTEREST........................................................            7,266           7,611
                                                                                --------------------------------

           GROSS PROFIT.......................................................           19,860          21,886
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................................           17,659          17,996
OTHER INTEREST EXPENSE........................................................            2,216           2,387
OTHER INCOME (EXPENSE) - NET..................................................            2,391           2,835
                                                                                --------------------------------

           INCOME BEFORE TAXES................................................            2,376           4,338
INCOME TAXES..................................................................             (358)         (1,112)
                                                                                --------------------------------

           INCOME AFTER TAXES.................................................            2,018           3,226
MINORITY INTERESTS............................................................             (291)         (1,936)
EQUITY IN EARNINGS OF AFFILIATES..............................................              126             218
                                                                                --------------------------------

           NET INCOME.........................................................            1,853           1,508
ESOP PREFERRED STOCK DIVIDENDS NET OF TAX.....................................                -            (115)
                                                                                --------------------------------

           NET INCOME APPLICABLE TO COMMON STOCK..............................            1,853           1,393

RETAINED EARNINGS AT BEGINNING OF PERIOD......................................           58,089          46,450
COMMON STOCK DIVIDENDS........................................................           (2,073)           (792)
                                                                                --------------------------------

RETAINED EARNINGS AT END OF PERIOD                                                      $57,869         $47,051
                                                                                ================================

EARNINGS PER COMMON SHARE
           PRIMARY  - NET.....................................................            $0.17           $0.15
                    - AVERAGE SHARES OUTSTANDING..............................           11,103           9,493

           FULLY DILUTED......................................................                *               *

*NOT APPLICABLE BECAUSE FULLY DILUTED CALCULATIONS INCLUDE ADJUSTMENTS WHICH ARE ANTIDILUTIVE.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN THOUSANDS; UNAUDITED)

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                                -------------------------------
                                                                                           1997            1996
                                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME....................................................................           $1,853          $1,508
         DEPRECIATION AND AMORTIZATION........................................            4,951           4,395
         MINORITY INTERESTS...................................................              291           1,936
         DEFERRED INCOME TAXES................................................              969               -
         UNDISTRIBUTED EARNINGS OF AFFILIATES NET OF DIVIDENDS RECEIVED.......             (126)           (218)
         GAIN ON DISPOSITION OF PROPERTY, PLANT AND EQUIPMENT.................           (1,177)           (185)
         OTHER................................................................           (1,075)          2,421
                                                                                --------------------------------
                                                                                          5,686           9,857
NET CHANGES IN WORKING CAPITAL OTHER THAN CASH
         RECEIVABLES..........................................................           21,043          43,114
         INVENTORIES..........................................................          (80,641)        (27,498)
         CURRENT PAYABLES.....................................................           71,082          58,967
                                                                                --------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES.........................................           17,170          84,440
                                                                                --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES..........................................

PROPERTY, PLANT AND EQUIPMENT  - ADDITIONS....................................           (2,909)         (2,265)
                               - DISPOSITIONS.................................            1,516             247
BUSINESS (ACQUISITIONS) DISPOSITIONS..........................................
                                                                                              -               -
                                                                                --------------------------------

CASH USED FOR INVESTING ACTIVITIES............................................           (1,393)         (2,018)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

NET CHANGE IN SHORT-TERM BORROWINGS...........................................          (60,061)        (24,731)
PROCEEDS FROM LONG-TERM BORROWINGS............................................                -               -
REPAYMENT OF LONG-TERM BORROWINGS.............................................           (4,639)         (4,076)
NET PROCEEDS OF EQUITY OFFERING...............................................           47,043               -
DIVIDENDS PAID, NET OF TAX....................................................                -            (115)
OTHER.........................................................................              800               -
                                                                                --------------------------------

CASH USED FOR FINANCING ACTIVITIES............................................          (16,857)        (28,922)
                                                                                --------------------------------

INCREASE (DECREASE) IN CASH FOR PERIOD........................................           (1,080)         53,500
CASH AT BEGINNING OF PERIOD...................................................           41,117          78,688
                                                                                --------------------------------

CASH AT END OF PERIOD.........................................................         $ 40,037        $132,188
                                                                                ================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O THE INTERIM STATEMENTS PRESENTED HEREIN SHOULD BE READ IN CONJUNCTION WITH THE
  AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S LATEST ANNUAL REPORT ON FORM 10-K.

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

O AT JUNE 30, 1997, THE COMPANY RECLASSIFIED $115.0 MILLION OF BORROWINGS
  UNDER ITS REVOLVING CREDIT FACILITIES AS LONG-TERM DEBT. THE RECLASSIFICATION OF $115.0 MILLION AT JUNE 30, 1997 RESULTS FROM THE ISSUANCE OF $115.0 MILLION 8-7/8% SENIOR NOTES DUE 2005 PURSUANT TO RULE 144A, WHICH CLOSED ON
  AUGUST 1, 1997 (THE "NOTES OFFERING"). BECAUSE THE PROCEEDS FROM THIS TRANSACTION WERE APPLIED TO REDUCE SHORT-TERM BORROWINGS, AND OBVIATED THE
  USE OF WORKING CAPITAL TO SATISFY THESE SHORT-TERM OBLIGATIONS, THE COMPANY RECLASSIFIED THIS AMOUNT PER SFAS 6. THE COMPANY HAD BOTH THE INTENT AND ABILITY TO REFINANCE THIS AMOUNT ON A LONG-TERM BASIS.


O PRIOR PERIOD EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING HAVE
  BEEN RESTATED TO GIVE EFFECT TO THE INCREASE IN SHARES OUTSTANDING RESULTING FROM SUBSEQUENT STOCK DIVIDENDS.

O INVENTORIES FOR THE PERIODS SHOWN WERE AS FOLLOWS:


                                         JUNE 30               MARCH 31
                               -------------------------   ------------
 (IN THOUSANDS)                 1997              1996             1997
                                ----              ----             ----
 TOBACCO                    $255,991          $206,675         $181,349
 NONTOBACCO                   78,559            79,778           75,170
                            --------          --------         --------

   TOTAL                    $334,550          $286,453         $256,519
                             =======           =======          =======

O THERE WERE NO MATERIAL CHANGES IN ACCOUNTING POLICIES DURING THE PERIOD ENDED
  JUNE 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Sales for the quarter ended June 30, 1997 were $300.3 million, a decrease of 3.2% from a year earlier. Sales of $212.8 million for the tobacco division were down 1.1% from the corresponding period in 1996. Tobacco sales from the U.S. and South America increased while sales from Turkey were down. Overall, tobacco volume was down 5.6% and average prices were higher as a result of market conditions and the change in mix. Nontobacco sales of $87.5 million were down 8.1% primarily as the result of a 10.9% decrease in the volume of wool sold which was attributable to focusing on the more profitable processing elements of the business.

Gross profit for the quarter of $19.9 million was down 9.3% from the 1996 quarter due primarily to the reduced level of sales and a change in the tobacco business mix. Selling, general and administrative expenses decreased by 1.9% to $17.7 million as the company continues to focus on operating efficiencies. Reductions in personnel related costs and lower legal and professional fees contributed to the favorable variance. Improved application of cash to reduce borrowings resulted in a decrease in the interest income element of other income (net) which more than offset the decrease in other interest expense.

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

LIQUIDITY AND CAPITAL RESERVES

Excluding the $115.0 million reclassification of short-term borrowings to long-term debt as a result of the Notes Offering, working capital at June 30, 1997 was $123.9 million, before reclassification of the senior notes proceeds received subsequent to June 30, compared to $55.8 million a year earlier. Most of the increase was due to applying the $47.0 million net proceeds of a 3.0 million share public offering completed in the June 1997 quarter to reduce short-term borrowings. the remaining increase was due to contributions from operating activities that further reduced short-term borrowings. Working capital will be further improved as a result of the senior notes offering completed after June 30, 1997. Capital expenditures of $2.9 million considted primarily of routine expenditures in the tobacco and wool divisions, expansion of warehouse facilities in Greece and Turkey, and new machinery for the French topmaking facility. The company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and business conditions. Uncommitted tobacco inventory decreased to $20.4 million at June 30, 1997 from $30.7 million a year earlier.

As a result of the recent equity offering which appreciably broadened the company's shareholder base, the board of directors has voted to discontinue issuing quarterly stock dividends. Certain debt agreements to which the company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the company had approximately $67.3 million of retained earnings available for distribution as dividends at June 30, 1997. at this time, it is uncertain when the board will resume the payment of cash dividends.

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



DATED: NOVEMBER 17, 1997                STANDARD COMMERCIAL CORPORATION
                                               (REGISTRANT)



                                      BY /S/ ROBERT E HARRISON
                                             ROBERT E HARRISON
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                 AND CHIEF FINANCIAL OFFICER