Form 10-K/A
period 1997-03-31
STANDARD COMMERCIAL CORP
filed 1997-11-24
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                               AMENDMENT NO. 2 TO

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




     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 1996 decreased by $2.9 million and decreased as a percentage of sales. Selling, general and administrative expenses for the tobacco division decreased by $3.8 million from $57.3 million, or 7.6% of tobacco division sales, in the prior year to $53.5 million, or 5.8% of tobacco division sales. The decrease in tobacco division selling, general and administrative expenses as a percentage of sales in 1996 was due to significant provisions for receivables of $9.2 million, including a $6.5 million write-off in Italy and approximately $2.0 million of write-offs in the former Soviet Union due to deteriorating business conditions in that market. Also contributing to the decrease were debt restructuring and redundancy costs of $2.0 million and $0.5 million, respectively, that were taken in 1995.


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

     The Company's revolving credit facilities at March 31, 1997 included a $100.0 million facility for U.S. tobacco operations and a $155.0 million master credit facility for non-U.S. tobacco operations the ("MFA"), both expiring in June 1998, in addition to local lines of approximately $265.0 million. Also, separate facilities totaling $127.0 million are in place for wool operations.

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




     Subsequent to March 31, 1997 the Company completed the registration and sale of 3,022,500 shares of common stock, the proceeds of which were used to repay approximately $47.0 million of short-term indebtedness outstanding under the MFA (see Note 8), and a notes offering, the proceeds of which were used to retire the Company's existing U.S. Revolving Credit Facility, to repay certain long-term bank loans in the United States and to reduce indebtedness under the MFA. Assuming these transactions were consummated on April 1, 1996, after-tax interest savings of $4,491,000 (which gives effect to a contractual 1.25% reduction of the interest rate on all outstanding borrowings under the MFA and a contractual reduction in certain fees and expenses under the MFA, each of which resulted from the permanent reduction of the Company's borrowings below a specified level) would have increased the net income and primary and fully diluted earnings per share would have been $1.70 and $1.64, respectively, and the corresponding weighted-average shares outstanding for purposes of these computations would have been 12,383,000 and 14,861,000 after giving effect to the increase of 45,500 shares resulting from quarterly stock dividends. This computation, which also gives effect to the Company's new $200.0 million Global Bank Facility entered into at the time of the notes offering, is summarized as follows:

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

      (a) 1. Financial Statements: See Item 8.

          2. Financial Statement Schedules:

             (i) Report on Independent Auditors on Financial Statement
                   Schedules: See Item 8.


             (ii) Schedule I - condensed Financial Information of Registrant
                    (previously filed).

                  Schedule II - Valuation and Qualifying Accounts *

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                        STANDARD COMMERCIAL CORPORATION

                                                                             COL. C
COL. A                                                COL. B               ADDITIONS               COL. D         COL. E
-------------------------------------------------   -----------    --------------------------    -----------    -----------
                                                    BALANCE AT
                                                     BEGINNING     CHARGED TO     CHARGED TO                    BALANCE AT
                                                        OF          COSTS AND        OTHER                        END OF
                   DESCRIPTION                        PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
-------------------------------------------------   -----------    -----------    -----------    -----------    -----------
YEAR ENDED MARCH 31, 1995
DEDUCTED FROM ASSET ACCOUNTS
  Allowance for doubtful accounts................   $ 7,696,167    $ 9,164,938                   $11,493,835    $ 5,367,270
  Inventory......................................    14,578,000      5,296,148                     5,666,757     14,207,391
                                                    -----------    -----------    -----------    -----------    -----------
Total............................................   $22,274,167    $14,461,086                   $17,160,592    $19,574,661
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------
YEAR ENDED MARCH 31, 1996
DEDUCTED FROM ASSET ACCOUNTS
  Allowance for doubtful accounts................   $ 5,367,270    $   328,156                   $   145,199    $ 5,550,227
  Inventory......................................    14,207,391      1,394,334                    10,427,299      5,174,426
                                                    -----------    -----------    -----------    -----------    -----------
Total............................................   $19,574,661    $ 1,722,490                   $10,572,498    $10,724,653
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------
YEAR ENDED MARCH 31, 1997
DEDUCTED FROM ASSET ACCOUNTS
  Allowance for doubtful accounts................   $ 5,550,227    $ 1,055,067                   $ 3,004,567    $ 3,600,727
  Inventory......................................     5,174,426        877,403                     1,116,004      4,935,825
                                                    -----------    -----------    -----------    -----------    -----------
Total............................................   $10,724,653    $ 1,932,470                   $ 4,120,571    $ 8,536,552
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------

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


                              STANDARD COMMERCIAL CORPORATION


                              By: /s/ Robert E. Harrison
                                 _____________________________________________
November  21, 1997               Robert E. Harrison, President, Chief Executive
                                    Officer and Chief Financial Officer