Form 10-Q/A
period 1997-09-30
STANDARD COMMERCIAL CORP
filed 1997-11-24
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A
                                 AMENDMENT NO. 1


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
CONSOLIDATED BALANCE SHEET
(In thousands, except share information)

                                                                      September 30                March 31
                                                                1997              1996             1997
                                                                ----              ----             ----
ASSETS                                                                  (unaudited)
Cash ....................................................   $      51,278    $      48,241    $      41,117
Receivables .............................................         214,907          198,303          266,560
Inventories .............................................         421,027          346,020          256,519
Prepaid expenses ........................................           8,335            7,288            6,285
Marketable securities ...................................             961            1,510              837
                                                            -------------    -------------    -------------

    Current assets ......................................         696,508          601,362          571,318

Property, plant and equipment ...........................         115,767          133,734          122,013
Investment in affiliates ................................          12,720           11,791           12,533
Other assets ............................................          38,376           34,887           29,821
                                                            -------------    -------------    -------------

    Total assets ........................................   $     863,371    $     781,774    $     735,685
                                                            =============    =============    =============

LIABILITIES
Short-term borrowings ...................................   $     291,725    $     385,025    $     272,325
Current portion of long-term debt .......................           4,212            8,469            8,985
Accounts payable ........................................         149,283          120,432          141,145
Taxes accrued ...........................................          24,404           26,217           28,758
                                                            -------------    -------------    -------------

    Current liabilities .................................         469,624          540,143          451,213

Long-term debt ..........................................         128,066           28,923           70,252
Convertible subordinated debentures .....................          69,000           69,000           69,000
Retirement and other benefits ...........................          19,284           19,173           19,127
Deferred taxes ..........................................           4,974            8,808            5,819
                                                            -------------    -------------    -------------

    Total liabilities ...................................         690,948          666,047          615,411
                                                            -------------    -------------    -------------

MINORITY INTERESTS ......................................          31,019           29,605           30,312
                                                            -------------    -------------    -------------

ESOP redeemable preferred stock .........................            --              8,748             --
Unearned ESOP compensation ..............................            --             (6,320)            --
                                                            -------------    -------------    -------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares
 1,000,000
  Issued none (1996 - 87,477 to ESOP)
Common stock, $0.20 par value; authorized shares
 100,000,000
  Issued 15,304,115; (Sept 96 - 11,867,465; Mar 97 - ....           3,061            2,373            2,425
12,126,270)
Additional paid-in capital ..............................         100,163           46,157           50,324
Unearned restricted stock plan compensation .............            (271)            (385)            (321)
Treasury shares, 2,617,707 (Sept 96 - 2,540,722; Mar 97 -          (4,250)          (2,997)          (3,799)
                                                                                                  2,591,790)
Retained earnings .......................................          63,150           48,787           58,089
Cumulative translations adjustments .....................         (20,449)         (10,241)         (16,756)
                                                            -------------    -------------    -------------

    Total shareholders' equity ..........................         141,404           83,694           89,962
                                                            -------------    -------------    -------------

    Total liabilities and equity ........................   $     863,371    $     781,774    $     735,685
                                                            =============    =============    =============

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

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                    Six months ended
                                                                      September 30
                                                                   -----------------
                                                                     1997         1996
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $   7,132    $   4,419
  Depreciation and amortization ................................      10,511        9,130
  Minority interests ...........................................       1,509        2,204
  Deferred income taxes ........................................        (614)        --
  Undistributed earnings of affiliates net of dividends received        (550)        (362)
  Gain on disposition of property, plant and equipment .........      (3,410)        (184)
  Other ........................................................         911          913
                                                                   ---------    ---------
                                                                      15,489       16,120
Net changes in working capital other than cash
    Receivables ................................................      42,853       50,950
    Inventories ................................................    (170,743)     (87,701)
    Current payables ...........................................      18,283      (10,441)
                                                                   ---------    ---------

CASH USED FOR OPERATING ACTIVITIES .............................     (94,118)     (31,072)
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and ............................................      (8,928)      (7,673)
equipment- additions
         - dispositions ........................................       5,519          334
Business (acquisitions) dispositions ...........................      (3,353)       2,993
                                                                   ---------    ---------

CASH USED FOR INVESTING ACTIVITIES .............................      (6,762)      (4,346)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings ............................     (27,642)      11,400
Proceeds from long-term borrowings .............................     110,028       10,012
Repayment of long-term borrowings ..............................     (15,498)     (16,210)
Net proceeds of equity offering ................................      47,043         --
Dividends paid, net of tax .....................................        --           (231)
Other ..........................................................      (2,890)        --
                                                                   ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES ..........................     111,041        4,971
                                                                   ---------    ---------

Increase (decrease) in cash for period .........................      10,161      (30,447)
Cash at beginning of period ....................................      41,117       78,688
                                                                   ---------    ---------

CASH AT END OF PERIOD ..........................................   $  51,278    $  48,241
                                                                   =========    =========

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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1997
(In thousands; unaudited)

                                      Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Cash........................   $    -   $ 20,167    $ 23,197    $  300  $  7,614  $       -   $ 51,278
Receivables.................     3,303    24,284     134,069       867    52,384          -    214,907
Intercompany receivables....    18,380   142,937      37,491         8    23,459   (222,275)         -
Inventories.................         -    71,618     288,367     1,178    57,036      2,828    421,027
Prepaids and other..........       208        53       7,143        13       918          -      8,335
Marketable securities.......         1         -         947         -        13          -        961
                              --------------------------------------------------------------------------

    Current assets..........    21,892   259,059     491,214     2,366   141,424   (219,447)   696,508

Property, plant and equipment        -    21,890      79,997        59    13,821          -    115,767
Investment in subsidiaries..   211,199    81,460      62,648    34,620    35,451   (425,378)         -
Investment in affiliates....         -         -      11,519         -     1,201          -     12,720
Other noncurrent assets.....    13,252     7,732      10,138         -     2,635      4,619     38,376
                              --------------------------------------------------------------------------

    Total assets............  $246,343  $370,141    $655,516   $37,045  $194,532  $(640,206)  $863,371
                              ==========================================================================

Liabilities
Short-term borrowings.......  $      -  $  5,740     $233,179   $    -  $ 52,806    $    -    $291,725
Current portion of long-term         -       328       3,312         -       572          -      4,212
debt........................
Accounts payable............       308    25,133     109,902        48    21,790     (7,898)   149,283
Intercompany accounts payable   34,811    28,063     129,956     4,713    17,664   (215,207)        -
Taxes accrued...............         -     3,776      14,892         -     5,736          -     24,404
                              --------------------------------------------------------------------------

    Current liabilities.....    35,119    63,040     491,241     4,761    98,568   (223,105)   469,624

Long-term debt..............         -   120,742       5,182         -     2,142          -    128,066
Convertible subordinated        69,000         -           -         -         -          -     69,000
debentures..................
Retirement and other benefits      559     7,990       6,786         -     3,949          -     19,284
Deferred taxes..............         -        82       3,852         -     1,040          -      4,974
                              --------------------------------------------------------------------------

    Total liabilities.......   104,678   191,854     507,061     4,761   105,699   (223,105)   690,948

Minority interests..........         -         -      30,986         -        33          -     31,019

Shareholders' equity
Common stock................     3,061       993      30,856    22,604    35,893    (90,346)     3,061
Additional paid-in capital..   100,163   132,513      13,780         -    55,710   (202,003)   100,163
Unearned restricted stock
    plan compensation.......       (10)      (80)       (169)        -       (12)         -       (271)
Treasury stock at cost......    (4,250)        -           -         -         -          -     (4,250)
Retained earnings...........    63,150    44,861      93,707     8,040    (4,391)  (142,217)    63,150
Cumulative translation         (20,449)        -     (20,705)    1,640     1,600     17,465    (20,449)
adjustments.................
                              --------------------------------------------------------------------------

    Total shareholders'        141,665   178,287     117,469    32,284    88,800   (417,101)   141,404
equity......................
                              --------------------------------------------------------------------------

    Total liabilities and     $246,343  $370,141    $655,516   $37,045  $194,532  $(640,206)  $863,371
equity......................
                              ==========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter ended September 30, 1997
(In thousands; unaudited)

                                      Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Sales.......................    $     -  $ 61,046  $179,938    $  883   $74,386  $(29,000) $287,253
Cost of sales:
  Materials services and              -    54,809   157,545       835    69,939   (29,000)  254,128
supplies....................
  Interest..................          -     1,009     3,221         -     1,184         -     5,414
                              -----------------------------------------------------------------------

  Gross profit..............          -     5,228    19,172        48     3,263         -    27,711
Selling, general &
   administrative expenses..        545     2,415    10,819        69     3,548       124    17,520
Other interest expense......      1,378     2,204       345         -        28         -     3,955
Other income (expense) net..        962     1,093      (742)      (78)      723       124     2,082
                              -----------------------------------------------------------------------

  Income (loss) before taxes       (961)    1,702     7,266       (99)      410         -     8,318
Income taxes................       (184)      579     2,815         -        98    (1,065)    2,243
                              -----------------------------------------------------------------------

  Income (loss) after taxes.       (777)    1,123     4,451       (99)      312     1,065     6,075
Minority interests..........          -         -    (1,218)        -         -         -    (1,218)
  Equity in earnings of               -         -       342         -        82         -       424
affiliates..................
  Equity in earnings of           6,058         -         -       412         -    (6,470)        -
subsidiaries................
                              -----------------------------------------------------------------------

  Net income................      5,281     1,123     3,575       313       394    (5,405)    5,281
Retained earnings at
beginning
    of period...............     57,869    43,738    90,132     7,727    (4,785) (136,812)   57,869
Common stock dividends......          -         -         -         -         -         -         -
                              -----------------------------------------------------------------------

  Retained earnings at end      $63,150   $44,861   $93,707   $ 8,040   $(4,391)$(142,217) $ 63,150
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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six Months Ended September 30, 1997
(In thousands; unaudited)


                                      Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----
Cash provided by (used for)
  operating activities......    $(47,186)$ 79,999  $(173,145)$    214  $  3,486  $ 42,014  $(94,118)
                              -----------------------------------------------------------------------

Cash flows from investing
activities
Property, plant and equipment
  - additions...............          -    (2,073)   (5,009)      (33)   (1,813)        -    (8,928)
  - disposals...............          -        15       224         -     1,870     3,410     5,519
Minority interests..........          -         -      (708)        -        (1)      709         -
Net advances from (to)
  group companies...........          -  (128,548)  128,548         -         -         -         -
Collections of note                 500         -         -         -         -         -         -
receivable..................
Business (acquisitions)               -         -    (3,353)        -         -         -    (3,353)
dispositions................
                              -----------------------------------------------------------------------
Cash provided by (used for)
  investing activities......        500  (130,606)  119,702       (33)       56     4,119    (6,762)
                              -----------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term               -   109,028       106         -       894         -   110,028
borrowings..................
Repayment of long-term                -    (8,819)   (4,279)        -    (2,400)        -   (15,498)
borrowings..................
Net change in short-term              -   (30,537)   54,862         -    (4,925)  (47,042)  (27,642)
borrowings..................
Net proceeds of equity           47,043         -         -         -         -         -    47,043
offering....................
Other.......................       (684)        -    (3,005)        -      (110)      909    (2,890)
                              -----------------------------------------------------------------------
Cash provided by (used for)
  financing activities......     46,359    69,672    47,684         -    (6,541)  (46,133)  111,041
                              -----------------------------------------------------------------------

Net increase (decrease) in         (327)   19,065    (5,759)      181    (2,999)        -    10,161
cash........................
Cash at beginning of period.        327     1,102    28,956       119    10,613         -    41,117
                              -----------------------------------------------------------------------

Cash at end of period.......     $    -   $20,167   $23,197      $300   $ 7,614  $      -   $51,278
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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEETS
September 30, 1996
(In thousands; unaudited)

                                      Other
                                        Standard   Tobacco
                            Standard   Commercial  Subsi-                 Other Wool
                           Commercial    Tobacco   diaries    Standard    Subsidiaries
                           Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran- Elimin-
                           (Guarantor)  (Issuer)  Guarantors) (Guarantor)  tors)      ations    Total
                           -----------  --------  -----------------------  -----      ------    -----

Assets
Cash.......................   $   199  $  7,384    $ 22,946   $    99   $ 17,613   $      -  $  48,241
Receivables.................    5,806    18,149     119,192     1,679     53,477          -    198,303
Intercompany receivables....   16,991    20,224      47,963        84      5,863    (91,125)         -
Inventories.................        -    84,795     208,632     1,515     51,078          -    346,020
Prepaid expenses............      648       298       4,964        16      1,362          -      7,288
Marketable securities.......        -         -       1,497         -         13          -      1,510
                             ----------------------------------------------------------------------------

    Current assets..........   23,644   130,850     405,194     3,393    129,406    (91,125)   601,362

Property, plant and equipment       -    22,556      92,739        38     18,401          -    133,734
Investment in subsidiaries..  156,242         -      62,208    38,193     45,075   (307,718)        -
Investment in affiliates....        -         -      10,590         -      1,201          -     11,791
Other assets................    9,849     2,408      19,544         -      3,086          -     34,887
                             ----------------------------------------------------------------------------

    Total assets............ $189,735  $155,814    $590,275   $41,624   $197,169   $(392,843) $781,774
                             ============================================================================

Liabilities
Short-term borrowings.......        -    47,865     289,977         -     47,183          -    385,025
Current portion of long-term        -     2,298       5,339         -        832          -      8,469
debt........................
Accounts payable............      605    12,833      84,912       154     21,928          -    120,432
Intercompany accounts payable  32,886    20,289       8,894     5,220     18,434    (85,723)         -
Taxes accrued...............        -     4,009      15,433         -      6,775          -     26,217
                             ----------------------------------------------------------------------------

    Current liabilities.....   33,491    87,294     404,555     5,374     95,152    (85,723)   540,143

Long-term debt..............        -    13,736      11,281         -      3,906          -     28,923

Convertible subordinated       69,000         -          -          -          -          -     69,000
debentures
Retirement and other benefits     751     7,548       6,444         -      4,430          -     19,173
Deferred taxes..............        -       411       7,432         -        965          -      8,808
                             ----------------------------------------------------------------------------

    Total liabilities.......  103,242   108,989     429,712     5,374    104,453    (85,723)   666,047

Minority interests..........        -         -      29,569         -         36          -     29,605

ESOP redeemable preferred       8,748         -          -          -          -          -      8,748
stock.......................
Unearned ESOP compensation..   (6,320)        -          -          -          -          -     (6,320)

Shareholders' equity
Common stock................    2,373       993      47,848    22,604     27,492    (98,937)     2,373
Additional paid-in capital..   46,157     4,010      16,606         -     66,716    (87,332)    46,157
Unearned restricted stock
    plan compensation.......      (14)     (109)       (241)        -        (21)         -       (385)
Treasury stock at cost......   (2,997)        -           -         -          -          -     (2,997)
Retained earnings...........   48,787    41,931      81,314     6,157     (7,579)  (121,823)    48,787
Cumulative translation        (10,241)        -     (14,533)    7,489      6,072        972    (10,241)
adjustments.................
                             ----------------------------------------------------------------------------

    Total shareholders'        84,065    46,825     130,994    36,250     92,680   (307,120)    83,694
equity......................

    Total liabilities and    $189,735  $155,814    $590,275  $ 41,624   $197,169   $(392,843) $781,774
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

                                            Other
                                           Standard   Tobacco
                               Standard   Commercial  Subsi-                 Other Wool
                              Commercial    Tobacco   diaries    Standard    Subsidiaries
                              Corporation   Co, Inc   (Non-      Wool, Inc   (Non-Guran-   Elimin-
                              (Guarantor)  (Issuer)  Guarantors) (Guarantor)    tors)      ations    Total
                              -----------  --------  ----------  ------------   -----      ------    -----

Sales.......................    $     -   $90,078   $376,084      $ 4,275  $163,104    $(74,145) $559,396
Cost of sales
    Materials services and            -    81,146   333,501         4,041   155,037     (73,950)  499,775
supplies....................
    Interest................          -     1,637    10,884           175     3,067         -      15,763
                              ---------------------------------------------------------------------------

    Gross profit............          -     7,295    31,699            59     5,000        (195)   43,858
Selling, general &
administrative
  expenses..................      1,593     5,583    20,959           422     7,248         463    36,268
Other interest expense......      2,829       342     1,295            -        371         -       4,837
Other income (expense) net..        (66)       58     3,535             6     1,568         463     5,564
                              ---------------------------------------------------------------------------

Income (loss) before taxes..     (4,488)    1,428    12,980         (357)   (1,051)        (195)    8,317
Income taxes................     (1,407)      485     3,475            -      (497)          -      2,056
                              ----------------------------------------------------------------------------

Income (loss) after taxes...     (3,081)      943     9,505         (357)     (554)        (195)    6,261
Minority interests..........          -         -    (2,204)           -         -           -    (2,204)
Equity in earnings of                 -         -       362            -         -           -       362
affiliates..................
Equity in earnings of             7,500         -         -         (561)        -       (6,939)        -
subsidiaries................
                              -----------------------------------------------------------------------------

Net income..................      4,419       943     7,663         (918)     (554)      (7,134)    4,419

ESOP preferred stock
dividends
  net of tax................       (231)        -         -           -         -             -      (231)
Net income (loss) applicable
to
  common stock..............      4,188       943     7,663         (918)     (554)      (7,134)    4,188
                              ----------------------------------------------------------------------------

Retained earnings beginning      46,450    40,988    73,651        7,075    (7,025)    (114,689)   46,450
of period
Common stock dividends......     (1,851)        -         -            -         -          -      (1,851)
                              -----------------------------------------------------------------------------

Retained earnings end of        $48,787   $41,931   $81,314       $6,157   $(7,579)   $(121,823)  $48,787
period......................
                              ============================================================================

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

     Selling, general and administrative expenses decreased by 4.1% and 3.0% for the quarter and six months, respectively, as the Company continues to focus on operating efficiencies. Higher personnel-related expenses and travel costs related to the expansion of business in new markets were offset by tighter control of other costs and expenses and favorable foreign exchange. Other interest expense was higher for both the quarter and year to date and reflects the impact of the $115.0 million issue of long-term debt. Other income (expense)
- - net was lower for both the quarter and year to date due to lower interest income on short-term deposits as the Company continues to focus on efficient cash management. Gains on sales of property in Australia and Greece were slightly higher than the prior year gain on sale of marketable securities.

     The effective tax rate for the quarter was slightly higher than a year earlier and basically level for both six-month periods. The income tax charges or credits can vary as a percentage of pretax income due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.


     Earnings attributed to minority interests were $1.0 million higher for the quarter due mostly to the gain on sale of property in Greece. For the six months, earnings attributed to minority interests were down $0.7 million because of the timing of shipments related to the seasonality of the Company's business. Equity in earnings of affiliates was up for 1997 both periods due to improved trading conditions in the Far East.


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


Dated: November 21, 1997                 STANDARD COMMERCIAL CORPORATION
                                                     (Registrant)



                                         By     /s/  Robert E Harrison
                                         -------------------------------
                                         Robert E Harrison
                                         President, Chief Executive
                                         Officer and Chief Financial Officer