Form 10-Q
period 1997-12-31
STANDARD COMMERCIAL CORP
filed 1998-02-17
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED DECEMBER 31, 1997


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


On February 12, 1998 the registrant had outstanding 12,804,254 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                              YES  X               NO
                                                 ----                ----

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands; except share information)

                                                                          December 31    March 31
                                                                    1997        1996         1997
                                                               ---------   ---------    ---------
ASSETS
Cash......................................................     $  76,646   $  55,849    $  41,117
Receivables...............................................       248,661     234,205      266,560
Inventories...............................................       417,509     331,594      256,519
Prepaid expenses..........................................         6,325       8,037        6,285
Marketable securities.....................................           722         971          837
                                                            ---------------------------------------

    Current assets........................................       749,863     630,656      571,318

Property, plant and equipment.............................       113,079     130,797      122,013
Investment in affiliates..................................        15,502      11,920       12,533
Other assets..............................................        46,502      35,136       29,821
                                                            ---------------------------------------

    Total assets..........................................      $924,946    $808,509     $735,685
                                                            =======================================

LIABILITIES
Short-term borrowings.....................................      $375,961    $402,598     $272,325
Current portion of long-term debt.........................         4,362       8,418        8,985
Accounts payable..........................................       122,891     125,554      141,145
Taxes accrued.............................................        23,685      27,284       28,758
                                                            ---------------------------------------

    Current liabilities...................................       526,899     563,854      451,213

Long-term debt............................................       126,752      27,042       70,252
Convertible subordinated debentures.......................        69,000      69,000       69,000
Retirement and other benefits.............................        19,552      19,432       19,127
Deferred taxes............................................         4,884       8,917        5,819
                                                            ---------------------------------------

    Total liabilities.....................................       747,087     688,245      615,411
                                                            ---------------------------------------

MINORITY INTERESTS........................................        30,858      29,706       30,312
                                                            ---------------------------------------

ESOP redeemable preferred stock...........................             -       8,748            -
Unearned ESOP compensation................................             -      (6,320)           -
                                                            ---------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares
1,000,000
    Issued none (Dec 96 - 87,477 to ESOP).................
Common stock, $0.20 par value; authorized shares 100,000,000
    Issued 15,420,796 (Dec 96 - 11,989,564; Mar 97 -               3,084       2,398        2,425
12,126,270)...............................................
Additional paid-in capital................................       102,166      47,786       50,324
Unearned restricted stock plan compensation...............        (1,876)       (365)        (321)
Treasury shares, 2,617,707 (Dec 96 - 2,566,129; Mar 97 -          (4,250)     (3,340)      (3,799)
2,591,790).................................................
Retained earnings.........................................        71,758      51,900       58,089
Cumulative translation adjustments........................       (23,881)    (10,249)     (16,756)
                                                            ---------------------------------------

    Total shareholders' equity............................       147,001      88,130       89,962
                                                            ---------------------------------------

    Total liabilities and equity..........................    $  924,946  $  808,509   $  735,685
                                                            =======================================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)


                                               Third quarter ended   Nine months ended
                                                      December 31          December 31
                                                      -----------          -----------
                                                    1997      1996*      1997      1996*
                                                    ----      -----      ----      -----
Sales
     - tobacco...............................   $286,230  $284,360   $706,763  $669,252
     - nontobacco............................     80,770    89,770    247,805   264,274
                                               -----------------------------------------

    Total sales..............................    367,000   374,130    954,568   933,526

Cost of sales
     - Materials, services and supplies......    327,645   338,154    854,962   837,929
     - Interest..............................      4,749     8,032     17,429    23,795
                                               -----------------------------------------

    Gross profit                                  34,606    27,944     82,177    71,802
Selling, general and administrative expenses.     18,776    18,288     53,955    54,556
Other interest expense.......................      4,672     2,653     10,843     7,490
Other income (expense) - net.................        746     1,594      5,218     7,158
                                               -----------------------------------------

    Income before taxes......................     11,904     8,597     22,597    16,914
Income taxes.................................     (3,360)   (3,940)    (5,962)   (5,996)
                                               -----------------------------------------

    Income after taxes.......................      8,544     4,657     16,635    10,918
Minority interests...........................       (112)     (476)    (1,621)   (2,680)
Equity in earnings of affiliates.............        176       299        726       661
                                               -----------------------------------------

    Net income...............................      8,608     4,480     15,740     8,899
ESOP preferred stock dividends net of tax....         -       (116)        -       (347)
                                               -----------------------------------------

    Net income applicable to common stock....      8,608     4,364     15,740     8,552

Retained earnings at beginning of period.....     63,150    48,787     58,089    46,450
Common stock dividends.......................          -    (1,251)    (2,071)   (3,102)
                                               -----------------------------------------

Retained earnings at end of period...........   $ 71,758  $ 51,900   $ 71,758  $ 51,900
                                               =========================================

Earnings per common share
Basic
     - net...................................      $0.67     $0.45      $1.29     $0.89
     - average shares outstanding ...........     12,802     9,640     12,234     9,635

Diluted
     - net...................................      $0.62     $0.42      $1.25     $0.91
     - average shares outstanding............     15,151    12,210     14,583    12,173

*All prior year average shares outstanding have been adjusted for subsequent stock dividends.

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                        Nine months ended
                                                                              December 31
                                                                              -----------
                                                                            1997       1996
                                                                            ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................  $ 15,740    $ 8,899
Depreciation and amortization.........................................    15,412     14,366
Minority interests....................................................     1,621      2,680
Undistributed earnings of affiliates net of dividends received........      (726)      (514)
Gain on disposition of property, plant and equipment..................    (3,806)      (199)
Other.................................................................    (2,240)     1,360
                                                                        --------------------
                                                                          26,001     26,592
Net changes in working capital other than cash
    Receivables.......................................................    (3,795)    15,085
    Inventories.......................................................  (174,348)   (73,539)
    Current payables..................................................     5,875     (5,547)
                                                                        --------------------

CASH USED FOR OPERATING ACTIVITIES....................................  (146,267)   (37,409)
                                                                        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment.........................................
       - additions....................................................   (12,278)    (9,441)
       - dispositions.................................................     5,984        504
Business (acquisitions) dispositions..................................    (6,328)     2,993
                                                                        --------------------
CASH USED FOR INVESTING ACTIVITIES                                       (12,622)    (5,944)
                                                                        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...................................    56,593     28,973
Proceeds from long-term borrowings....................................   110,387     10,011
Repayment of long-term borrowings.....................................   (16,716)   (18,123)
Net proceeds of equity offering.......................................    47,043          -
Dividends paid, net of tax............................................         -       (347)
Other.................................................................    (2,889)         -
                                                                        --------------------

CASH PROVIDED BY FINANCING ACTIVITIES.................................   194,418     20,514
                                                                        --------------------

Increase (decrease) in cash for period................................    35,529    (22,839)
Cash at beginning of period...........................................    41,117     78,688
                                                                        --------------------

CASH AT END OF PERIOD.................................................  $ 76,646   $ 55,849
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

o Effective in December 1997, the Company has adopted Statement of Financial Accounting Standard, (SFAS), 128, Earnings Per Share. SFAS 128 requires the presentation of both basic and diluted earnings per share, regardless of materiality, unless per share amounts are equal. Earnings per share amounts for the prior periods presented have been restated to conform to the requirements of SFAS 128. Diluted earnings per share include the effect of the convertible subordinated debentures which if converted would have increased net income applicable to common stock by $825,000 and $2,475,000 for the current quarter and nine months of 1997, respectively. The average shares outstanding would have increased 2,348,536 shares. Prior year periods would have the same increase to net income applicable to common stock and the average shares outstanding would have increased by 2,570,636 and 2,537,031 shares for the quarter and nine months, respectively, assuming conversion of the above debentures and ESOP convertible preferred stock that was redeemed in the fourth quarter of the last fiscal year upon termination of the ESOP plan.

o Prior period earnings per share and weighted average shares outstanding have been restated to give effect to the increase in shares outstanding resulting from subsequent stock dividends.

o       Inventories for the periods shown were as follows:

                                          December 31    March 31
               (In thousands)       1997         1996        1997
                                    ----         ----        ----
               Tobacco          $330,160     $255,382    $181,349
               Nontobacco         87,349       76,212      75,170
                                --------     --------   ---------

                 Total          $417,509     $331,594    $256,519
                                 =======      =======     =======

o There were no changes in accounting policies during the period ended December 31, 1997.

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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1997
(In thousands; unaudited)

                          Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Assets
Cash                      $40,097      $ 23,726      $    -           $63,823       $   21       $   98      $12,704
Receivables                19,929       176,753           -           196,682        3,864          610       47,505
Intercompany receivables  133,142        29,225    (127,519)           34,848       19,727            6       23,240
Inventories                86,592       255,896       5,432           347,920            -        1,596       67,993
Prepaids and other            346         4,729           -             5,075           96            8        1,146
Marketable securities           -           708           -               708            1            -           13
                          ------------------------------------------------------------------------------------------

    Current assets        280,106       491,037    (122,087)          649,056       23,709        2,318      152,601

Property, plant and        22,309        78,179           -           100,488            -           55       12,536
equipment
Investment in              81,460        62,119    (143,579)                -      217,551       38,777       36,977
subsidiaries
Investment in affiliates        -        14,473            -           14,473            -            -        1,029
Other noncurrent assets     7,225        22,899            -           30,124       13,811            -        2,567
                          ------------------------------------------------------------------------------------------

    Total assets         $391,100      $668,707    $265,666)         $794,141     $255,071     $ 41,150     $205,710
                          ==========================================================================================

Liabilities
Short-term borrowings     $35,000      $274,856       $   -            $    -    $309,856       $    -     $ 66,105
Current portion of            336         3,462           -             3,798           -            -          564
long-term debt
Accounts payable           19,093        82,654           -           101,747       1,694          154       19,296
Intercompany accounts      21,816       131,828    (137,363)           16,281      34,946        4,680       16,902
payable
Taxes accrued               5,430        12,327           -            17,757           -            -        5,928
                          -----------------------------------------------------------------------------------------

    Current liabilities    81,675       505,127    (137,363)          449,439      36,640        4,834      108,795

Long-term debt            120,655         4,061           -           124,716           -            -        2,036
Convertible subordinated        -             -                             -      69,000            -            -
debentures
Retirement and other        8,082         6,979          -             15,061         585            -        3,906
benefits
Deferred taxes                 83         3,725          -              3,808           -            -        1,076
                          ------------------------------------------------------------------------------------------

    Total liabilities     210,495       519,892   (137,363)           593,024     106,225        4,834      115,813

Minority interests              -        30,826          -             30,826           -            -           32

Shareholders' equity
Common stock                  993        30,856    (30,856)               993       3,084       22,604       35,893
Additional paid-in        132,513        13,300    (94,760)            51,053     102,166            -       55,710
capital
Unearned restricted stock
    plan compensation        (724)       (1,102)         -             (1,826)        (31)           -          (19)
Treasury stock at cost          -             -          -                  -      (4,250)           -            -
Retained earnings          47,823       100,073          -            147,896      71,758        8,362       (3,789)
Cumulative translation          -       (25,138)    (2,687)           (27,825)    (23,881)       5,350        2,070
adjustments
                          -----------------------------------------------------------------------------------------

    Total shareholders'   180,605       117,989   (128,303)           170,291     148,846       36,316       89,865
      equity              -----------------------------------------------------------------------------------------
    Total liabilities
      and equity         $391,100      $668,707  $(265,666)          $794,141    $255,071     $ 41,150     $205,710
                          =========================================================================================


                          Eliminations    Total
                          ------------    -----
Assets
Cash                      $      -     $  76,646
Receivables                      -       248,661
Intercompany receivables   (77,821)            -
Inventories                      -       417,509
Prepaids and other               -         6,325
Marketable securities            -           722
                          ----------------------
    Current assets         (77,821)      749,863

Property, plant and              -       113,079
equipment
Investment in             (293,305)            -
subsidiaries
Investment in affiliates         -        15,502
Other noncurrent assets          -        46,502
                          ----------------------
    Total assets          $(371,126)    $924,946
                          ======================
Liabilities
Short-term borrowings      $ 375,961    $      -
Current portion of               -         4,362
long-term debt
Accounts payable                 -       122,891
Intercompany accounts      (72,809)            -
payable
Taxes accrued                    -        23,685
                         -----------------------
    Current liabilities    (72,809)      526,899

Long-term debt                   -       126,752
Convertible subordinated         -        69,000
debentures
Retirement and other             -        19,552
benefits
Deferred taxes                   -         4,884
                         -----------------------
    Total liabilities      (72,809)      747,087

Minority interests               -        30,858

Shareholders' equity
Common stock               (59,490)        3,084
Additional paid-in        (106,763)      102,166
capital
Unearned restricted stock        -
    plan compensation            -        (1,876)
Treasury stock at cost           -        (4,250)
Retained earnings         (152,469)       71,758
Cumulative translation      20,405       (23,881)
adjustments               ----------------------

    Total shareholders'   (298,317)      147,001
      equity              ----------------------

    Total liabilities     $(371,126)    $924,946
      and equity          ======================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter ended December 31, 1997
(In thousands; unaudited)

                           Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Sales                     $110,428     $217,844     $(23,614)        $304,658      $    -     $    789     $ 80,764
Cost of sales:
  Materials services and   101,717      191,938      (23,614)         270,041           -          722       76,093
     supplies
  Interest                     (84)       3,678            -            3,594           -            -        1,155
                          -----------------------------------------------------------------------------------------
  Gross profit               8,795       22,228            -           31,023           -           67        3,516
SG&A expenses                3,829       10,878          (93)          14,614         507           69        3,395
Other interest expense       2,939          337                         3,276       1,358            -           38
Other income (expense) net   2,641       (2,409)         (93)             139          49         (122)         489
                          -----------------------------------------------------------------------------------------

 Income (loss) before taxes  4,668        8,604            -           13,272      (1,816)        (124)         572
Income taxes                 1,706        2,232                         3,938        (618)           -           40
                          -----------------------------------------------------------------------------------------

 Income (loss) after taxes   2,962        6,372           -             9,334      (1,198)       (124)         532
Minority interests               -         (112)          -              (112)          -           -            -
  Equity in earnings of          -          106           -               106           -           -           70
    affiliates
  Equity in earnings of          -            -           -                 -       9,806         446            -
    subsidiaries          ----------------------------------------------------------------------------------------

  Net income                 2,962        6,366           -             9,328       8,608         322          602
Retained earnings at
  beginning of period       44,861       93,707           -           138,568      63,150       8,040       (4,391)
Common stock dividends           -            -           -                 -           -           -            -
                          ----------------------------------------------------------------------------------------
  Retained earnings at     $47,823     $100,073      $    -          $147,896    $ 71,758     $ 8,362       (3,789)
    at end of period      ========================================================================================

                          Eliminations    Total
                          ------------    -----
Sales                     $  (19,211)   $367,000
Cost of sales:
  Materials services
    and supplies             (19,211)    327,645
  Interest                        -        4,749
                          ----------------------
  Gross profit                    -       34,606
Selling, general &
   administrative               191       18,776
expenses
Other interest expense            -        4,672
Other income (expense) net      191          746
                          ----------------------
  Income (loss) before            -       11,904
    taxes
Income taxes                      -        3,360
                          ----------------------
  Income (loss) after             -        8,544
    taxes
Minority interests                -         (112)
  Equity in earnings of           -          176
    affiliates
  Equity in earnings of     (10,252)           -
     subsidiaries
                          ----------------------
  Net income                (10,252)       8,608
Retained earnings at
  beginning of period      (142,217)      63,150
Common stock dividends            -            -
                          ----------------------
  Retained earnings at    $ (152,469)  $  71,758
    end of period         ======================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine Months Ended December 31, 1997
(In thousands; unaudited)

                           Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------

Sales                     $239,258    $594,142       $(66,654)       $766,746        $   -        $2,977     $237,733
Cost of sales:
  Materials services and   221,189     526,886        (66,654)        681,421            -         2,769      223,660
    supplies
  Interest                   2,040      11,750              -          13,790            -             -        3,639
                          -------------------------------------------------------------------------------------------
  Gross profit              16,029      55,506              -          71,535            -           208       10,434
SG&A expenses                9,131      31,820          1,403          42,354        1,790           205       10,637
Other interest expense       5,442       1,149                          6,591        4,103             -          149
Other income (expense)       3,717      (2,811)         1,403           2,309        1,494          (275)       2,721
net
                          -------------------------------------------------------------------------------------------
 Income (loss) before taxes  5,173      19,726              -          24,899       (4,399)         (272)       2,369
Income taxes                 1,877       5,047              -           6,924       (1,496)            -          534
                          -------------------------------------------------------------------------------------------
 Income (loss) after taxes   3,296      14,679              -          17,975       (2,903)         (272)       1,835
Minority interests               -      (1,621)             -          (1,621)           -             -            -
  Equity in earnings of          -         574              -             574            -             -          152
affiliates
  Equity in earnings of          -           -              -               -       18,643         1,831            -
    subsidiaries          -------------------------------------------------------------------------------------------
  Net income                 3,296      13,632              -          16,928       15,740         1,559        1,987
Retained earnings at
  beginning of period       44,527      86,441              -         130,968       58,089         6,803       (5,776)
Common stock dividends           -           -              -               -       (2,071)            -            -
                          -------------------------------------------------------------------------------------------
  Retained earnings at
    end of period         $ 47,823    $100,073           $  -        $147,896      $71,758       $ 8,362      $(3,789)
                          ===========================================================================================

                          Eliminations    Total
                          ------------    -----
Sales                     $  (52,888)   $954,568
Cost of sales:
  Materials services
    and supplies             (52,888)    854,962
  Interest                        -       17,429
                         -----------------------
  Gross profit                    -       82,177
SG&A expenses                (1,031)      53,955
Other interest expense            -       10,843
Other income (expense) net   (1,031)       5,218
                          ----------------------
  Income (loss) before taxes      -       22,597
Income taxes                      -        5,962
                          ----------------------
  Income (loss) after taxes       -       16,635
Minority interests                -       (1,621)
  Equity in earnings of           -          726
     affiliates
  Equity in earnings of     (20,474)           -
     subsidiaries
                          ----------------------
  Net income                (20,474)      15,740
Retained earnings at
  beginning of period      (131,995)      58,089
Common stock dividends            -       (2,071)
                          ----------------------
  Retained earnings at
    end of period        $ (152,469)   $  71,758
                          ======================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine Months Ended December 31, 1997
(In thousands; unaudited)

                           Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Cash provided by (used for)
  operating activities     $ 71,355   $(211,738)      $ 47,043     $ (93,340)     $(46,665)    $     12     $ (6,274)
                          -------------------------------------------------------------------------------------------
Cash flows from investing activities
Property, plant and equipment
  - additions               (2,680)      (7,596)             -       (10,276)             -         (33)     (1,969)
  - disposals                   15        2,521              -         2,536              -           -       3,448
Minority interests               -            -              -             -              -           -           -
Net advances from (to)
  group companies         (128,548)     128,548              -             -              -           -           -
Collections of note              -            -              -             -              -           -           -
  receivable
Business (acquisitions)          -       (6,328)             -        (6,328)             -           -           -
  dispositions            -----------------------------------------------------------------------------------------
Cash provided by (used for)
  investing activities    (131,213)     117,145              -       (14,068)             -         (33)      1,479
                          -----------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term    109,028          185              -       109,213             -            -       1,174
  borrowings
Repayment of long-term      (8,898)      (5,266)             -       (14,164)            -            -      (2,552)
  borrowings
Net change in short-term    (1,277)      96,539        (47,043)       48,219             -            -       8,374
  borrowings
Net proceeds of equity           -            -              -             -        47,043            -           -
  offering
Other                            -       (2,095)             -        (2,095)         (684)           -        (110)
                          ------------------------------------------------------------------------------------------
Cash provided by (used for)
  financing activities      98,853       89,363        (47,043)      141,173        46,359            -       6,886
                          -----------------------------------------------------------------------------------------

Net increase (decrease)     38,995       (5,230)             -        33,765          (306)         (21)      2,091
  in cash
Cash at beginning of         1,102       28,956              -        30,058           327          119      10,613
  period                  -----------------------------------------------------------------------------------------
Cash at end of period       40,097       23,726              -        63,823            21           98      12,704
                          =========================================================================================

                          Eliminations    Total
                          ------------    -----
Cash provided by (used
for)operating activities    $     -   $ (146,267)

Cash flows from investing activities
Property, plant and equipment
  - additions                     -      (12,278)
  - disposals                     -        5,984
Minority interests                -            -
Net advances from (to)
  group companies                 -            -
Collections of note               -            -
  receivable
Business (acquisitions)           -       (6,328)
  dispositions            -----------------------
Cash provided by (used for)
  investing activities            -      (12,622)
                          -----------------------
Cash flows from financing activities:
Proceeds from long-term           -      110,387
  borrowings
Repayment of long-term            -      (16,716)
  borrowings
Net change in short-term          -       56,593
  borrowings
Net proceeds of equity            -       47,043
  offering
Other                             -       (2,889)
                          ----------------------
Cash provided by (used for)
  financing activities            -      194,418
                          ----------------------
Net increase (decrease)           -       35,529
in cash
Cash at beginning of              -       41,117
  period                  ----------------------
Cash at end of period     $       -    $  76,646
                          ======================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEETS
March 31, 1997
(In thousands)

                           Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Assets
Cash                      $  1,102     $ 28,956      $     -         $ 30,058    $    327      $    119      $ 10,613
Receivables                 35,737      174,535            -          210,272       1,648         1,258        53,382
Intercompany receivables    15,083       35,790      (13,323)          37,550      16,606             -        36,545
Inventories                 74,309      128,279            -          202,588           -         1,256        52,675
Prepaids and other           4,190          762            -            4,952         155             5         1,173
Marketable securities            -          823            -              823           -             -            14
                          ----------------------------------------------------------------

    Current assets         130,421      369,145     (13,323)          486,243      18,736         2,638       154,402

Property, plant and         22,513       83,255           -           105,768          -             35        16,210
  equipment
Investment in               81,460       86,676    (168,136)                -    159,014         36,946        34,261
  subsidiaries
Investment in affiliates         -       11,321           -            11,321          -              -         1,212
Other noncurrent assets      1,878       12,373           -            14,251     12,897              -         2,673
                          -------------------------------------------------------------------------------------------
    Total assets           236,272      562,770    (181,459)          617,583    190,647         39,619       208,758
                          ===========================================================================================
Liabilities
Short-term borrowings     $ 36,277     $178,317     $     -          $214,594      $   -        $     -     $ 57,731
Current portion of           2,312        5,633           -             7,945          -              -        1,040
  long-term debt
Accounts payable            14,123      110,675           -           124,798        982            127       15,238
Intercompany accounts       28,757       15,393     (25,983)           18,167     29,895          4,734       31,740
  payable
Taxes accrued                2,470       19,723           -            22,193          -              -        6,565
                          ------------------------------------------------------------------------------------------
    Current liabilities     83,939      329,741     (25,983)          387,697     30,877          4,861      112,314
Long-term debt              12,576       54,225           -            66,801          -              -        3,451
Convertible subordinated         -            -                             -     69,000              -            -
  debentures
Retirement and other         7,797        6,734           -            14,531      499                -        4,097
  benefits
Deferred taxes               1,064        3,972           -             5,036         -               -          783
                          ------------------------------------------------------------------------------------------
    Total liabilities      105,376      394,672     (25,983)          474,065   100,376           4,861      120,645

Minority interests               -       30,278           -            30,278         -               -           34

Shareholders' equity
  Common stock                 993       54,643     (54,643)              993     2,425          22,604       35,893
Additional paid-in          85,470       16,893     (98,353)            4,010    50,324               -       55,710
  capital
Unearned restricted stock
  plan compensation            (94)        (198)          -              (292)      (12)              -          (14)
Treasury stock at cost           -            -           -                 -    (3,799)              -            -
Retained earnings           44,527       86,441           -           130,968    58,089           6,803       (5,776)
Cumulative translation           -      (19,959)     (2,480)          (22,439)  (16,756)          5,351       2,266
  adjustments             -----------------------------------------------------------------------------------------
    Total shareholders'
      equity               130,896      137,820    (155,476)          113,240    90,271          34,758       88,079
                          ------------------------------------------------------------------------------------------
    Total liabilities
      and equity          $236,272     $562,770   $(181,459)         $617,583  $190,647          39,619     $208,758
                          ==========================================================================================

                          Eliminations     Total
                          ------------     -----
Assets
Cash                       $     -     $  41,117
Receivables                      -       266,560
Intercompany receivables   (90,701)            -
Inventories                      -       256,519
Prepaids and other               -         6,285
Marketable securities            -           837
                         -----------------------
    Current assets         (90,701)      571,318

Property, plant and              -       122,013
  equipment
Investment in             (230,221)            -
  subsidiaries
Investment in affiliates         -        12,533
Other noncurrent assets          -        29,821
                          ----------------------
    Total assets           $(320,922)   $735,685
                          ======================
Liabilities
Short-term borrowings      $            $272,325
                                 -
Current portion of               -         8,985
  long-term debt
Accounts payable                 -       141,145
Intercompany accounts      (84,536)            -
  payable
Taxes accrued                    -        28,758
                          ----------------------
    Current liabilities    (84,536)      451,213

Long-term debt                   -        70,252
Convertible subordinated         -        69,000
  debentures
Retirement and other             -        19,127
  benefits
Deferred taxes                   -         5,819
                          ----------------------
    Total liabilities      (84,536)      615,411

Minority interests               -        30,312

Shareholders' equity
Common stock               (59,490)        2,425
Additional paid-in         (59,720)       50,324
  capital
Unearned restricted stock
  plan compensation             (3)         (321)
Treasury stock at cost           -        (3,799)
Retained earnings         (131,995)       58,089
Cumulative translation      14,822       (16,756)
  adjustments             -----------------------
                                 -
    Total shareholders'   (236,386)       89,962
      equity              -----------------------

    Total liabilities      $(320,922)   $ 735,685
      and equity          =======================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1996
(In thousands; unaudited)

                          Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Assets
Cash                       $ 6,621     $ 27,870      $      -       $ 34,491       $    713       $    35       $ 20,610
Receivables                 27,948      146,440             -        174,388          4,360         1,344         54,113
Intercompany receivables    13,598       37,647       (11,399)        39,846         16,955             -          5,920
Inventories                 94,765      175,071                      269,836              -         2,011         59,747
Prepaids and other             657        5,110             -          5,767            393            18          1,859
Marketable securities            -          959             -            959              -             -             12
                          ----------------------------------------------------------------------------------------------
    Current assets         143,589      393,097       (11,399)       525,287         22,421         3,408        142,261

Property, plant and         22,242       91,004             -        113,246              -            56        17,495
  equipment
Investment in                    -       61,424       (61,424              -        158,894        35,735        45,093
  subsidiaries
Investment in affiliates         -       10,690             -         10,690              -             -         1,230
Other noncurrent assets      2,243       21,904             -         24,147          9,938             -         1,051
                          ---------------------------------------------------------------------------------------------
    Total assets           168,074      578,119      $(72,823)       673,370        191,253        39,199       207,130
                          =============================================================================================
Liabilities
Short-term borrowings       62,378      280,940      $      -        343,318        $     -        $    -       59,280
Current portion of           2,305        5,278             -          7,583              -             -          835
  long-term debt
Accounts payable            10,647       90,142             -        100,789          2,141           196       22,428
Intercompany accounts       18,921        1,399       (19,729)           591         28,418         5,374       18,246
  payable
Taxes accrued                3,997       16,699             -         20,696                            -        6,588
                          --------------------------------------------------------------------------------------------
    Current liabilities     98,248      394,458       (19,729)       472,977         30,559         5,570      107,377

Long-term debt              13,157       10,010             -         23,167              -             -        3,875
Convertible subordinated         -        -                                -         69,000             -            -
  debentures
Retirement and other         7,618        6,624             -         14,242            784             -        4,406
  benefits
Deferred taxes                 410        7,482             -          7,892                            -        1,025
                          --------------------------------------------------------------------------------------------
    Total liabilities      119,433      418,574       (19,729)       518,278        100,343        5,570       116,683

Minority interests               -       29,670             -         29,670              -            -           36
ESOP redeemable                  -            -             -              -          8,748            -            -
  preferred stock
Unearned ESOP                    -            -             -              -         (6,320)           -            -
  compensation

Shareholders' equity
Common stock                   993       47,848       (47,848)            993         2,398       22,604       27,492
Additional paid-in           4,010       16,576             -          20,586        47,786            -       66,716
  capital
Unearned restricted stock
    plan compensation         (102)        (228)            -            (330)          (13)           -          (22)
Treasury stock at cost           -            -             -               -        (3,340)           -            -
Retained earnings           43,740       82,037             -          51,900         6,172       (7,400)     125,777
Cumulative translation           -      (16,358)       (5,246)        (21,604)      (10,249)       4,853        3,625
  adjustments             -------------------------------------------------------------------------------------------

    Total shareholders'     48,641      129,875       (53,094)        125,422        88,482       33,629      90,411
      equity              ------------------------------------------------------------------------------------------

    Total liabilities      168,074      578,119      $(72,823)        673,370       191,253       39,199     207,130
      and equity          ==========================================================================================

                          Eliminations   Total
                          ------------   -----
Assets
Cash                       $     -  $   55,849
Receivables                      -     234,205
Intercompany receivables   (62,721)          -
Inventories                      -     331,594
Prepaids and other               -       8,037
Marketable securities            -         971
                          --------------------
    Current assets         (62,721)    630,656

Property, plant and              -     130,797
  equipment
Investment in             (239,722)          -
  subsidiaries
Investment in affiliates         -      11,920
Other noncurrent assets          -      35,136
                          --------------------
    Total assets          $(302,443)  $808,509
                          ====================
Liabilities
Short-term borrowings      $      -   $402,598
Current portion of                -      8,418
  long-term debt
Accounts payable                  -    125,554
Intercompany accounts       (52,629)         -
  payable
Taxes accrued                     -     27,284
                           -------------------
    Current liabilities     (52,629)   563,854

Long-term debt                    -     27,042
Convertible subordinated          -     69,000
  debentures
Retirement and other              -     19,432
  benefits
Deferred taxes                    -      8,917
                          --------------------
    Total liabilities       (52,629)   688,245

Minority interests                -     29,706
ESOP redeemable                   -      8,748
  preferred stock
Unearned ESOP                     -     (6,320)
  compensation

Shareholders' equity
Common stock               (51,089)      2,398
Additional paid-in         (87,302)     47,786
  capital
Unearned restricted stock        -
    plan compensation            -        (365)
Treasury stock at cost           -      (3,340)
Retained earnings         (124,549)     51,900
Cumulative translation      13,126     (10,249)
  adjustments            ---------------------
    Total shareholders'   (249,814)     88,130
      equity              --------------------
    Total liabilities      $(302,443) $808,509
      and equity          ====================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter Ended December 31, 1996
(In thousands; unaudited)

                          Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------

Sales                      $166,125    $164,833     $(23,445)      $307,513        $   -       $ 1,801    $ 85,450
Cost of sales:
  Materials services and
supplies                   154,275      145,631       (23,445)        276,461            -         1,680      80,842
  Interest                     588        5,954             -           6,542            -            89       1,401
                          ------------------------------------------------------------------------------------------

  Gross profit              11,262       13,248             -         24,510             -            32      3,207
SG&A expenses                3,049       10,157          (603)        12,603         1,004           187      3,946
Other interest expense         376          571             -            947         1,395             -        311
Other income (expense)      (5,096)         660          (603)        (5,039)        5,133           (16)       968
  net                     ----------------------------------------------------------------------------------------

  Income (loss) before       2,741        3,180            -          5,921         2,734           (171)      (82)
    taxes
Income taxes                   932        2,109            -          3,041           989              -       (90)
                          ----------------------------------------------------------------------------------------

  Income (loss) after        1,809        1,071            -         2,880         1,745            (171)        8
    taxes
Minority interests               -         (476)           -          (476)            -               -         -
  Equity in earnings of          -          128            -           128             -               -       171
    affiliates
  Equity in earnings of          -            -            -             -         2,735             186         -
    subsidiaries          ----------------------------------------------------------------------------------------

  Net income                 1,809          723            -        2,532          4,480              15      179

ESOP preferred stock dividends
   net of tax                    -            -            -            -           (116)              -        -
Net income (loss) applicable to
   common stock              1,809          723            -        2,532          4,364              15      179
Retained earnings at beginning
    of period               41,931       81,314            -      123,245         48,787           6,157   (7,579)
Common stock dividends           -            -            -            -         (1,251)              -        -
                          ---------------------------------------------------------------------------------------
  Retained earnings         43,740       82,037            -      125,777         51,900           6,172   (7,400)
    at end of period      =======================================================================================


                          Eliminations    Total
                          ------------    -----
Sales                    $ (20,634)     $374,130
Cost of sales:
  Materials services and   (20,829)      338,154
    supplies
  Interest                       -         8,032
                          ----------------------
  Gross profit                 195        27,944
SG&A expenses                  548        18,288
Other interest expense           -         2,653
Other income (expense)         548         1,594
  net                     ----------------------
  Income (loss) before         195         8,597
    taxes
Income taxes                     -         3,940
                          ----------------------
  Income (loss) after          195         4,657
    taxes
Minority interests               -          (476)
  Equity in earnings of          -           299
    affiliates
  Equity in earnings of     (2,921)            -
    subsidiaries          ----------------------

  Net income                (2,726)        4,480

ESOP preferred stock dividends
   net of tax                    -          (116)
Net income (loss)
applicable to
   common stock             (2,726)        4,364
Retained earnings at
  beginning of period     (121,823)       48,787
Common stock dividends           -        (1,251)
                          ----------------------
  Retained earnings at   $(124,549)     $ 51,900
    end of period         ======================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine Months Ended December 31, 1996
(In thousands; unaudited)

                          Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------

Sales                     $256,203     $540,917      $ (66,884)      $730,236        $   -      $ 6,076      $248,554
Cost of sales:
  Materials services and   235,421      479,132        (66,884)       647,669            -        5,721       235,879
supplies
  Interest                   2,225       16,838              -         19,063            -          264         4,468
                          -------------------------------------------------------------------------------------------

  Gross profit              18,557       44,947              -         63,504            -           91         8,207
SG&A expenses                8,632       31,116             48         39,796        2,597          609        11,194
Other interest expense         718        1,866              -          2,584        4,224            -           682
Other income (expense) net  (5,038)       4,195             48           (795)       5,067          (10)        2,536
                          -------------------------------------------------------------------------------------------

  Income (loss) before       4,169       16,160              -         20,329       (1,754)        (528)       (1,133)
    taxes
Income taxes                 1,417        5,584              -          7,001         (418)           -          (587)
                          --------------------------------------------------------------------------------------------

  Income (loss) after        2,752       10,576              -         13,328       (1,336)        (528)         (546)
    taxes
Minority interests               -       (2,680)             -         (2,680)           -            -             -
  Equity in earnings of          -          490              -            490            -            -           171
    affiliates
  Equity in earnings of          -            -              -              -       10,235         (375)            -
    subsidiaries
                          -------------------------------------------------------------------------------------------
  Net income                 2,752        8,386              -         11,138        8,899         (903)         (375)

ESOP preferred stock dividends
   net of tax                    -            -              -              -         (347)           -             -
Net income (loss) applicable to
   common stock              2,752        8,386              -         11,138       8,552         (903)          (375)
Retained earnings at beginning
    of period               40,988       73,651              -        114,639      46,450        7,075         (7,025)
Common stock dividends           -            -              -              -      (3,102)           -              -
                          --------------------------------------------------------------------------------------------
 Retained earnings at       43,740       82,037              -        125,777      51,900        6,172         (7,400)
    end of period         ============================================================================================

                          Eliminations     Total
                          ------------     -----
Sales                     $(51,340)     $933,526
Cost of sales:
  Materials services and   (51,340)      837,929
    supplies
  Interest                       -        23,795
                          ----------------------
  Gross profit                   -        71,802
SG&A expenses                  360        54,556
Other interest expense           -         7,490
Other income (expense)         360         7,158
  net                     ----------------------
  Income (loss) before           -        16,914
    taxes
Income taxes                     -         5,996
                          ----------------------
  Income (loss) after            -        10,918
taxes
Minority interests               -        (2,680)
  Equity in earnings of          -           661
    affiliates
  Equity in earnings of     (9,860)            -
    subsidiaries          ----------------------
  Net income                (9,860)        8,899

ESOP preferred stock dividends
   net of tax                    -          (347)
Net income (loss)
applicable to
   common stock             (9,860)        8,552
Retained earnings at
  beginning of period     (114,689)       46,450
Common stock dividends           -        (3,102)
                          ----------------------
  Retained earnings at     $(124,549)    $51,900
    end of period         ======================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine Months Ended December 31, 1996
(In thousands; unaudited)

                          Standard       Other                     Standard
                         Commercial     Tobacco                    Commercial     Standard                  Other Wool
                         Tobacco Co   Subsidiaries                 Tobacco Co     Commercial    Standard    Subsidiaries
                            Inc        (Non-                         Inc          Corporation   Wool Inc    (Non-
                          (Issuer)    Guarantors)   Eliminations   (Consolidated  (Guarantor)  (Guarantor)  Guarantor)
                          ---------   ------------  ------------    ------------   ----------   ----------  ------------
Cash provided by
  (used for)
  operating activities    $(16,302)     $(46,992)       $   -         $(63,294)     $ 8,380       $ (13)    $  17,518
                          -------------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions              (1,886)      (6,827)             -           (8,713)           -         (22)        (706)
  - disposals                  27          365              -              392            -           -          112
Minority interests              -            -              -                -            -           -            -
Net advances from (to)
  group companies          (2,158)       2,158              -                -            -           -            -
Collections of note             -            -              -                -            -           -            -
  receivable
Business (acquisitions)         -        2,993              -            2,993            -           -            -
  dispositions
                          -------------------------------------------------------------------------------------------
Cash provided by
  (used for)
  investing activities     (4,017)      (1,311)             -           (5,328)           -         (22)       (594)
                          -------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term    10,000            4              -           10,004            -           -           7
  borrowings
Repayment of long-term     (1,043)      (5,077)             -           (6,120)      (11,171)              -     (832)
  borrowings
Net change in short-term   11,962       30,805              -           42,767             -               -  (13,794)
  borrowings
Dividends paid net of tax       -            -              -                -          (347)              -        -
Purchase and retirement of ESOP
   preferred stock              -            -              -                -             -               -        -
Other                           -            -              -                -             -               -        -
                          -------------------------------------------------------------------------------------------
Cash provided by (used for)
  financing activities     20,919       25,732              -           46,651       (11,518)              -  (14,619)
                         -------------------------------------------------------------------------------------------

Net increase (decrease)       600      (22,571)             -          (21,971)       (3,138)            (35)   2,305
in cash
Cash at beginning of        6,021       50,441              -           56,462         3,851              70   18,305
period
                          -------------------------------------------------------------------------------------------

Cash at end of period       6,621       27,870             -            34,491           713              35   20,610
                          ===========================================================================================

                          Eliminations     Total
                          ------------     -----
Cash provided by (used
  for)operating activities $    -      $ (37,409)
                          ----------------------
Cash flows from investing activities
Property, plant and equipment
  - additions                   -         (9,441)
  - disposals                   -            504
Minority interests              -              -
Net advances from (to)
  group companies               -              -
Collections of note             -              -
  receivable
Business (acquisitions)         -          2,993
  dispositions            ----------------------
Cash provided by (used for)
  investing activities          -         (5,944)
                          ----------------------
Cash flows from financing activities:
Proceeds from long-term         -         10,011
  borrowings
Repayment of long-term          -        (18,123)
  borrowings
Net change in short-term        -         28,973
  borrowings
Dividends paid net of tax       -           (347)
Purchase and retirement
  of ESOP
   preferred stock              -              -
Other                           -              -
                          ----------------------
Cash provided by (used for)
  financing activities          -         20,514
                          ----------------------
Net increase (decrease)         -        (22,839)
  in cash
Cash at beginning of            -         78,688
  period                  ----------------------
Cash at end of period      $    -        $55,849
                          ======================

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

 Results of Operations

 Sales for the quarter ended December 31, 1997 were $367.0 million, a decrease of 1.9% from a year earlier. Sales for the nine months were $954.6 million, up 2.3% from the same period last year. Sales for the tobacco division of $286.2 million and $706.8 million for the third quarter and year to date, respectively, were up 0.7% and 5.6% from the corresponding periods in 1996. Tobacco sales for the quarter and year to date from Europe, the Far East and South America were significantly higher than a year earlier. Overall, tobacco volume was up 7.4% for the quarter and 1.7% year to date. The sales increases were the result of higher average prices due to improved market conditions, a change in mix and the partial year effect of recent acquisitions. Nontobacco sales were down 10.0% for the quarter and 6.2% for the nine months, primarily as the result of lower volumes of wool sold. These volume declines were partly offset by improved mix as the wool business continues to stabilize and the Company continues to focus on the more profitable processing elements of the business.

 Gross profit of $34.6 million and $82.2 million for the quarter and nine months, respectively, increased 23.9% and 14.5% from the 1996 comparable periods due primarily to the increase in sales and reduced interest expenses resulting from the application of $47.0 million of equity proceeds in the first quarter and the application of the proceeds of a $115.0 million senior notes offering in the second quarter to reduce short-term borrowings.

 Selling, general and administrative expenses were in line with the prior year for the quarter and nine months, respectively, as the Company continues to focus on operating efficiencies. Higher personnel-related expenses and travel costs related to the expansion of business in new markets were offset by tighter control of other costs and expenses and favorable foreign exchange. Other interest expense was higher for both the quarter and year to date and reflects the impact of the $115.0 million issue of long-term debt. Other income (expense) - net was lower for both the quarter and year to date due to lower interest income on short-term deposits as the Company continues to focus on efficient cash management. Gains on sales of property in Australia and Greece were slightly higher than the prior year gain on sale of marketable securities.

 The effective tax rate for the quarter and the nine months was lower than a year earlier. The income tax charges or credits can vary as a percentage of pretax income due to differences in tax rates and relief available in areas where profits are earned or losses are incurred.

 Earnings attributed to minority interests were $0.4 million lower for the quarter due mostly to seasonal business factors. For the nine months, earnings attributed to minority interests were down $1.1 million because the 1996 period included the timing effect of carryover sales from the prior year. Equity in earnings of affiliates was down $0.1 million for the quarter and up slightly for the nine months due to seasonal factors.

 Net income was $8.6 million for the quarter, or $0.67 per share on 12.8 million average shares outstanding, versus $4.5 million, or $0.45 per share on 9.6 million shares outstanding for the December 1996 quarter adjusted for subsequent stock dividends. Net income for the nine months was $15.7 million, or $1.29 per share on 12.2 million average shares outstanding, versus $8.9 million, or $0.89 per share on 9.6 million average shares outstanding. The increase in shares outstanding was attributable to the Company's 3.0 million share public offering during the June 1997 quarter.

Liquidity  and Capital Resources

Working capital at December 31,1997 was $223.0 million, compared to $66.8 million a year earlier. Most of the increase was due to applying the $47.0 million net proceeds of the 3.0 million share public offering completed in the June 1997 quarter and $103.1 million of the net proceeds of the senior notes offering completed on August 1, 1997 to reduce short-term borrowings. The remaining increase was due to contributions from operating activities that further reduced short-term borrowings and the current portion of long-term debt. Capital expenditures of $12.3 million consisted primarily of routine

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

expenditures in the tobacco and wool divisions, expansion of warehouse facilities in Greece and Turkey, and new machinery for the French topmaking facility. The Company continues to closely monitor its inventory levels, which fluctuate depending on seasonal factors and business conditions. Total tobacco inventories increased as a result of recent expansion of business in Africa and South America.

As a result of the recent equity offering, which appreciably broadened the Company's shareholder base, the Board of Directors has voted to discontinue issuing quarterly stock dividends. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $21.5 million of retained earnings available for distribution as dividends at December 31, 1997. At this time, it is uncertain when or if the Board will resume the payment of cash dividends.

On August 1, 1997, the Company completed a $115.0 million Rule 144A private placement of 8-7/8% Senior Notes due 2005. Concurrently, commitments of $200 million were obtained for a three-year Global Bank Facility, which replaced the U.S. and certain European bank facilities. These fundings, in combination with the recent equity offering, have largely accomplished the Company's refinancing plans. The Company used net proceeds of the funding to repay existing indebtedness outstanding under certain bank credit facilities and other long-term debt. The Global Bank Facility, in addition to local bank lines of approximately $265.0 million for tobacco operations in Africa, Europe and Asia will be used to finance tobacco operations. Separate bank facilities of approximately $127.0 million exist to finance wool operations. The Senior Notes have subsequently been registered with the Securities and Exchange Commission and the exchange offer was completed on December 31, 1997.

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

        (a)    The following exhibits are filed as a part of this report:

               11     Computation of Earnings per Common Share.

               27     Financial Data Schedule.

        (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 1997              STANDARD COMMERCIAL CORPORATION
                                               (Registrant)


                                By     /s/    Robert E Harrison
                                   --------------------------------------
                                   Robert E Harrison
                                   President, Chief Executive Officer and
                                       Chief Financial Officer


                                By     /s/    Guy M Ross
                                  ---------------------------------------
                                   Guy M Ross
                                   Vice President and Chief Accounting Officer