Form 10-K
period 1998-03-31
STANDARD COMMERCIAL CORP
filed 1998-06-25
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                          COMMISSION FILE NUMBER 1-9875

                                 [STANDARD LOGO]

                         STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of                             I.R.S. Employer
          North Carolina                           Identification No. 13-1337610

                 2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

                         TELEPHONE NUMBER (252) 291-5507

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------

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

AT JUNE 11, 1998 THERE WERE 12,809,800 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE ON JUNE 11, 1998 WAS APPROXIMATELY: $101,612,000.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 1998 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 11, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, III AND IV.

                                     PART I

ITEM 1.  BUSINESS.

         The Registrant (referred to herein as "Standard" or the "Company") is principally engaged in two international businesses - tobacco and wool.

         Standard is one of the three global independent leaf tobacco merchants serving the large multinational cigarette manufacturers. The Company has a leading market presence in a number of the emerging and low-cost flue-cured and burley tobacco growing regions, including China, India, Malawi and Tanzania. Founded in 1910, the Company purchases, processes, stores, sells and ships tobacco grown in over 30 countries, servicing cigarette manufacturers from 20 processing facilities strategically located throughout the world. The Company is also engaged in purchasing, processing and selling various types of wool and is a world leader in the trading of scoured wool.

         There have been no significant changes in business segments since April 1, 1997. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material

         Variability of Annual and Quarterly Financial Results

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

         Wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. The Company typically pays for its wool purchases in the currency of the country of origin, and generally hedges the currencies of its purchase and sale commitments with forward transactions.

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

         Approximately a year ago, the Attorneys General of 40 states reached a proposed settlement with certain U.S. cigarette manufacturers regarding claims for reimbursement of health care costs associated with smoking-related illnesses. The settlement would, among other things, give the FDA the authority to regulate tobacco products, curtail the advertising of tobacco products and mandate new and larger warning labels on cigarette packages. Subsequently various, more stringent bills dealing with these matters have been introduced in Congress. It is not possible to predict whether legislation will be passed or what the effect of such legislation will be on pending and future actions brought by private litigants or the impact the settlement will have on sales of tobacco products and the Company's business.

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

         Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semioriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association, the American-blend cigarette consumption (excluding China) has increased from 1.7 trillion units in calendar 1990 to 1.9 trillion units in calendar 1996, an increase of 10.8%. The TMA estimates that worldwide American-blend tobacco consumption (excluding China) will increase an additional 5.5% to more than 2.0 trillion units by the year 2000. The TMA also estimates that worldwide American-blend cigarette consumption (excluding China), as a percentage of total consumption, has also experienced substantial growth, increasing from 47.9% in 1990 to 52.5% in 1996, and is projected to reach 54.3% by the year 2000. As American-blend cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by leaf tobacco merchants has grown accordingly. Several multinational cigarette manufacturers have made significant investments in the Former Soviet Union, which the Company believes may lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco sourced and processed by the three global independent leaf tobacco merchants, including the Company, has grown accordingly.

         Growth in Foreign Operations of Multinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the Former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to the semiperishable nature of unprocessed leaf tobacco and the existence of domestic tobacco content laws in certain countries. The Company also believes that the international expansion of cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

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

         Tobacco Operations

         The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to processing facilities in North Carolina and Kentucky, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, both significant exporters of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy, Spain and Thailand. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Argentina, Brazil, Canada, China, India, Kenya, Kyrgyzstan, Tanzania and Ukraine.

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

         Although Argentina, Brazil, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, the Company buys tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest although such purchases are usually made with some knowledge of its customers' requirements. In certain of these markets the Company advances or finances the purchase of fertilizer and other supplies to assist farmers in growing the crop. These advances generally are repaid with deliveries of tobacco by the farmers. During fiscal 1998, the maximum aggregate amount of such advances by the Company was $53.2 million.

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

         The Company believes that its plants are efficient and are adequate for its purposes. The Company also believes that tobacco throughput at its existing facilities could be increased without major capital expenditures.

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

         The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities. In fiscal 1998, the Company's five largest customers accounted for approximately 49.7% of total sales (64.6% of tobacco sales). In fiscal years 1998, 1997 and 1996, one customer accounted for 24.1%, 24.1% and 17.4% of total sales, respectively. The Company believes that formal purchase contracts are not customary in the global leaf tobacco industry and agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. The Company has done business with most of its customers for many years. The Company believes that it has good relationships with its large customers; however, the loss of any one or more of these customers could have a material adverse effect on the Company.

         As of March 31, 1998, the Company had tobacco inventory of $284.8 million compared to $181.3 million at March 31, 1997. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco.

         Competition

         The leaf tobacco industry is highly competitive. Competition among independent leaf tobacco dealers is based primarily on the price charged for products and services; the ability to meet customer demands and specifications in sourcing, purchasing, blending, processing and financing tobacco; and the ability to develop and maintain long-standing customer relationships by demonstrating a knowledge of customer preferences and requirements. Although most of the Company's principal tobacco customers also purchase tobacco from the Company's major tobacco competitors, Universal and Dimon, the Company's relationships with its largest tobacco customers span many years and the Company believes that it has the personnel, expertise, facilities and technology to remain successful in the industry. In addition, the Company believes that the consolidation of the leaf tobacco industry has provided opportunities for it to enhance its relationship with and increase sales to certain cigarette manufacturers.

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

         Brazil. The Company currently, and has for many years, sells leaf tobacco produced in Brazil as the agent for Souza Cruz, a subsidiary of B.A.T. which has approximately 80.0% of the domestic cigarette market in Brazil. The Company fills orders and earns a commission from Souza Cruz based upon the sales price of the tobacco. During fiscal 1998, The MDTL Trust, a trust established by the Company, acquired 100% of Meridional, the fourth largest leaf tobacco processor in Brazil. This strategic acquisition complements the Company's continuing 27-year partnership in Brazil with Souza Cruz, and provides the Company with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China).

         Turkey and Greece. The Company is one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. The Company believes that the fragmented nature of the oriental tobacco markets and its leading presence in these markets provides it with an excellent opportunity to expand revenues through acquisitions and continued strategic investments. The Company also purchases and processes flue-cured and burley tobacco in Greece. The Company processes tobacco in Turkey and Greece in two 51.0% owned facilities.

         Malawi, Zimbabwe and Tanzania. In Malawi, the largest exporter of low-cost burley tobacco in the world, the Company has a leading market position and services the large multinational cigarette manufacturers from its 51.9% owned facility in Lilongwe and its 50.0% owned facility in Limbe. The Company also is a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in the Company's facilities. In Zimbabwe, the Company purchases flue-cured tobacco and to a lesser extent burley tobacco, which it processes in its minority-owned facility. In Tanzania, one of the key emerging growing regions of low-cost filler tobacco, the Company has historically been one of the largest exporters of flue-cured tobacco. The Company supervised the processing of this tobacco in a government-owned facility, which was privatized in calendar 1995. The Company recently purchased a 20% interest in a privately-owned and -operated processing facility in Morogoro, Tanzania.

         China, Thailand and India. The Company has provided agronomy services and funded a variety of projects in China since 1981 and believes that it is the largest independent exporter of Chinese leaf tobacco. The Company currently operates two government-owned tobacco processing facilities in China. In fiscal 1998, the Company expanded its presence in China and expects to increase its production in the area through strategic alliances with the Chinese government. The Company is also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which it purchases directly from farmers or in some cases from a middlemen or curers. Flue-cured tobacco is grown mainly in Northern Thailand, burley tobacco is grown in Central Thailand and oriental leaf tobacco is grown in Northeast Thailand. The Company currently processes tobacco in Thailand in two facilities in which the Company owns a minority interest. In India, an emerging source of low-cost filler tobacco, the Company purchases primarily flue-cured tobacco. The Company has entered into a joint venture with a local partner in Guntur, India for a new processing facility.

         Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and Zaire.

         The Wool Industry

         The Company is a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, the Company owns and operates an integrated group of wool companies which purchase, process and sell wool to other wool processors, felting companies, knitters and spinners of yarn, and manufacturers of worsted and woolen products. The Company does not raise sheep or produce textile products. For fiscal 1998, the Company derived approximately 23.0% of its revenue from its wool division.

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

         Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. At present, Wool International, an organization created by the Australian government, is responsible for the reduction of the stockpile, which on March 31, 1998 totaled 211,000 metric tons (the equivalent of approximately 35% of one year's current Australian production). At the present rate of reduction, it is forecast that the stockpile will be liquidated by the year 2000.

         Worldwide wool production during the Company's 1998 fiscal year was below current demand for the fourth consecutive year, and production by the five major wool exporting countries has declined by 15.0% over the past five years. As a result, since 1992, all surplus stocks around the world have been sold with the exception of the remaining stockpile in Australia.

         Operations

         From the outset, the Company's strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. The Company believes that as a result of its acquisitions and the continuing consolidation of the wool industry, it has become one of the world's largest traders and processors of wool. The Company owns and operates processing facilities in five countries, including scouring mills in New Zealand, South Africa and the United Kingdom and combing mills in Chile and France. The Company has entered into a joint venture for an aqueous scouring facility in Western Australia, the only one of its type in the region. The Company has also acquired a 33.3% interest in a topmaking facility in Tasmania. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

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

         Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at the Company's plants in New Zealand, South Africa and the United Kingdom, and at its jointly owned facility in Australia, and at its jointly owned facility in Tasmania, or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France, and at its jointly owned facility in Tasmania, and by commission combers in Argentina, Australia, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

         A top is a continuous strand of straightened and combed, longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines align the fibers to produce a "sliver" of parallel fibers while removing foreign matter. Slivers are combed and combined to produce a stronger "rope" or a top suitable for spinning. Tops are wound into bobbins weighing approximately 22.0 pounds which are packed and shipped to customers in the apparel industry for further manufacturing. The Company maintains laboratory facilities for analyzing and testing wool and lanolin.

         Selling. The Company currently derives approximately 68.0% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 1998, processed wool (i.e., scoured and tops) accounted for approximately 67% of the Company's wool revenues, followed by greasy wool (26%), specialty fibers and lanolin (7%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufactures of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounted for less than 2% of total sales and 5% of total wool sales for fiscal 1998. Sales are typically made in local currencies of the customers.

         The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months. At March 31, 1998 and 1997, the Company had outstanding orders for wool of approximately $87.0 million and $109.0 million, respectively.

         Competition

         The wool industry is more fragmented than the leaf tobacco industry. Major competitors include Chargeurs, ADF, BWK and a number of Japanese trading firms, the largest of which is Itochu. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. The Company believes that its processing and marketing capabilities and buying and trading expertise enable it to compete effectively, and that its broad geographical trading base enables it to react quickly to price changes and to supply wool of similar types and blending quality from different countries or areas while keeping the highest quality standards.

         Other Operations and Investments

         The Company is engaged in another small noncore activity: Stancom Home Center operates a wholesale/retail building materials and home supply center located in Wilson, North Carolina. Revenues and earnings of this business are not material.

EMPLOYEES

         At March 31, 1998, the Company had a total of approximately 2,187 full-time employees (including approximately 542 in the United States) and approximately 2,035 full-time employees in affiliated companies. As of that date, of the Company's full-time employees, approximately 1,573 were in the tobacco business, approximately 586 were in the wool business and approximately 28 had duties relating to other operations. The tobacco business typically employs an additional 6,700 to 6,800 part-time employees during peak production periods.

         The Company's principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of its hourly employees, many of whom are seasonal. The agreement expires on May 31, 1999. The Company believes its relations with employees covered by this agreement are good. Employees at the French wool plant are also represented by labor unions under an agreement subject to renewal every December 31. The Company believes that its relations with its employees in France are good.

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

ITEM 2.  PROPERTIES.

Tobacco Operations

         The Company generally conducts its tobacco processing operations in facilities near the area of production. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel. A current summary showing the principal tobacco operating properties of the Company or its affiliates is shown below:


                                                                                           AREA
           LOCATION                            PRINCIPAL USE                         (SQUARE FEET)
           --------                            -------------                          ------------

UNITED STATES
       Wilson, NC                       Factory/storage                                   1,008,000
       Oxford, NC                       Factory/storage                                     624,700
       King, NC                         Factory                                             134,600
       Springfield, KY                  Factory/storage                                     292,000

TURKEY
       Izmir                            Factories (2)/storage                               431,300
       Izmir                            Storage                                             204,500*

GREECE
       Alexandria                       Factory/storage                                     402,000
       Salonica                         Factory/storage                                     772,700
       Salonica                         Factory/storage                                     236,300*

MALAWI
       Limbe                            Factory/storage                                     414,000
       Lilongwe                         Factory/storage                                     776,000

ZIMBABWE
       Harare                           Factory/storage                                     565,800*
       Harare                           Storage                                             233,500

THAILAND
       Chiengmai                        Factory/storage                                     872,000
       Banphai                          Factory/storage                                     377,000

ITALY
       Caserta                          Factory/storage                                     800,000*

SPAIN
       Benavente                        Factory/storage                                     206,000
       Benavente                        Storage                                             132,400*
       Coria                            Buying Center                                        18,300*
       Talayuela                        Buying Center                                        21,500


* Leased facility.

         The Company believes its tobacco properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of its business.

Wool Operations

         The Company generally conducts its scoured wool operations in the country of origin, and processes wool tops in France and Chile. A current summary showing the principal wool operating properties of the Company or its affiliates is shown below:



                                                                                           AREA
           LOCATION                            PRINCIPAL USE                         (SQUARE FEET)
           --------                            -------------                         -------------


AUSTRALIA
       Fremantle                                     Storage                                200,000

CHILE
       Punta Arenas                                  Factory/storage                         57,000

FRANCE
       Tourcoing                                     Factory/storage                        964,900

NETHERLANDS
       Dongen                                        Storage                                 23,700

NEW ZEALAND
       Christchurch                                  Factory/storage                        100,300

SOUTH AFRICA
       Port Elizabeth                                Factory/storage                         70,000*

UNITED KINGDOM
       Bradford                                      Factory/storage                        165,000



* Leased facility.

         The Company believes its wool properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of its business.

ITEM 3 LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries is currently involved in any litigation that the Company believes would, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, consolidated results of operation or liquidity nor, to the Company's knowledge, is any such litigation currently threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.

  Executive Officers and Certain Key Employees of the Company at June 11, 1998



Name                                                    Age                 Positions
----                                                    ---                 ----------

Robert E. Harrison                                      44           President and Chief Executive Officer
Marvin W. Coghill                                       64           Chairman - Tobacco Division
Alfred F. Rehm                                          49           President - Tobacco Division
Paul H. Bicque                                          54           Managing Director - Wool Division
Henry C. Babb                                           53           Vice President - Public Affairs, General Counsel
                                                                          and Secretary
Ery W. Kehaya, II                                       46           Vice President, and Tobacco Division
                                                                          Regional Manager - North America
Michael K. McDaniel                                     48           Vice President-Human Resources
Robert A. Sheets                                        43           Vice President and Chief Financial Officer
Keith H. Merrick                                        43           Vice President and Treasurer
Hampton R. Poole, Jr.                                   46           Vice President and Controller
Timothy S. Price                                        39           Vice President - Business Planning
                                                                          and Development
Krishnamurthy Rangarajan                                55           Vice President and Assistant Secretary



         Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 11, 1998 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers and key employees is set forth below:

         Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President - Sales of the Tobacco Division since February 1995. He joined the Company in 1978 and his 30 year career in the tobacco industry includes experience in all phases of the leaf department.

         Paul H. Bicque has served as Managing Director of the wool division since December 1995. From 1992 to December 1995, he served as a Commercial Director of the wool division. From 1990 until he joined the Company, Mr. Bicque worked as an international senior management consultant.

         Henry C. Babb joined the Company in December 1997 as Vice President - Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining the Company, Mr. Babb practiced law for 28 years, including 17 years as a partner with a prominent general practice law firm in Wilson, North Carolina.

         Ery W. Kehaya, II was appointed Vice President and Regional Manager of the tobacco division in 1998. He had been named Tobacco Division Vice President
- Operations in 1995 and Sales Director in 1993, and has been a Corporate Vice President since 1992. He is the son of Ery W. Kehaya, Chairman Emeritus.

         Michael K. McDaniel joined the Company as Director-Human Resources in November 1996 and was elected Vice President-Human Resources in June 1997. From 1995 to November 1996 he was a partner in a human resources consulting firm, and from 1978 to 1995 he was Director of Human Resources and Organizational Development for the City of Wilson, North Carolina.

         Robert A. Sheets was appointed Vice President and Chief Financial Officer in April 1998. He joined the Company in October 1995 as Assistant Controller. His previous experience included 10 years in the foods and international tobacco divisions at RJR Nabisco. Mr. Sheets is a Certified Public Accountant.

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

         Timothy S. Price was appointed Vice President - Business Planning and Development in June 1998. He had been Financial Director of the wool division since December 1995. Previously, he served as Vice President and Controller of W. A. Adams Company from the time it was acquired by the Company in June 1992. Mr. Price is a Certified Public Accountant.

         Krishnamurthy Rangarajan was employed by the Company in 1978 after qualifying as a Chartered Accountant. He was elected a Vice President in 1988 after being named Assistant Vice President in 1986 and Chief Accountant in 1981.

         The above persons have been appointed for terms continuing until at the Board of Directors meeting following the Annual Meeting of Shareholders on August 11, 1998 or until their successors have been duly elected and qualified.

                                     PART II

ITEM 5        -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS

ITEM 6        -   SELECTED FINANCIAL DATA

ITEM 7        -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

         The information called for by Items 5, 6 and 7 is contained in the Company's 1998 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

       Item       Caption in Annual Report                              Page No.
       ----       ------------------------                              -------

         5        Quarterly Financial Data (Unaudited)`                    33
         6        Selected Financial Data                                  33
         7        Management's Discussion and Analysis of
                    Results of Operations and Financial Condition         8-13

ITEM 8        -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The data appearing on pages 14 through 31 of the Company's 1998 Annual Report to Shareholders, and the Independent Auditors' Report on page 32, are incorporated herein by reference and made a part hereof.

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

         The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 11, 1998 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers of the Company follows Item 4 of Part I of this Report.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements:  See Item 8.

                  2.       Financial Statement Schedule:

                           (i) Report of Independent Auditors on Financial Statement Schedule.

                           (ii)     Schedule II - Valuation and Qualifying
                                    Accounts.

                           (iii) All other schedules are omitted because they are either not applicable or the required information is included in the data mentioned in Item 8 and incorporated herein by reference.

         (b) Reports on Form 8-K: None were filed during the quarter ended March 31, 1998.

         (c) The following exhibits are filed as part of this Report:

                  3.       (i)      There  is  incorporated  by  reference
                                    herein the Company's Restated Articles of Incorporation.

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

                           (iv) There is incorporated herein by reference the Third Supplemental Agreement dated August 1, 1997 between the Company and certain subsidiaries and Deutsche Bank A.G. et al filed as Exhibit 4(I) for the quarter ended September 30, 1997 which amends 4(ii) and (iii) above.

                  10.       (i)     There is incorporated herein by reference
                                    the Company's Performance Improvement
                                    Compensation Plan filed as Exhibit 10 to the Company's Report on Form 10-K for the year ended March 31, 1993.

                           (ii) There is incorporated herein by reference Agreement dated as of March 24, 1998 between the Company and Robert E. Harrison filed as
                                    Exhibit 10.3 to the Company's Registration
                                    Statement on Form S-3 dated May 8, 1998.

                  11.      Computation of Earnings per Common Share.

                  13. The Company's Annual Report to Shareholders for the year ended March 31, 1998 which, except for information expressly incorporated by reference into Items 1, 5, 6, 7 and 8 is not deemed to be "filed" as a part of this Report.

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

                                               STANDARD COMMERCIAL CORPORATION

                                   By:        /s/  Robert E Harrison
                                      ------------------------------------------
June 11, 1998                         Robert E Harrison,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 11, 1998 by the following persons on behalf of the Registrant in the capacities indicated.



/s/  Robert E Harrison                                                       President, and Director
-------------------------------------------------                         (Principal Executive Officer)
Robert E Harrison

/s/  Robert A Sheets                                                             Vice President
-------------------------------------------------                 (Principal Financial and Accounting Officer)
Robert A Sheets

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

/s/ Henry R Grunzke                                                                 Director
-------------------------------------------------
Henry R Grunzke

/s/  William S Barrack Jr                                                           Director
-------------------------------------------------
William S Barrack Jr

/s/  Charles H Mullen                                                               Director
-------------------------------------------------
Charles H Mullen

/s/  Daniel M Sullivan                                                              Director
-------------------------------------------------
Daniel M Sullivan

/s/  William S Sheridan                                                             Director
-------------------------------------------------
William S Sheridan



Independent Auditors' Report


To the Board of Directors and Shareholders of Standard Commercial Corporation

We have audited the consolidated financial statements of Standard Commercial Corporation as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated June 10, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standard Commercial Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 10, 1998

STANDARD COMMERCIAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS







                                          Balance at     Changed to    Charged to        Deductions      Balance at
                                           Beginning      Costs and       Other                            End of
                                           Of Period      Expenses      Accounts         See Note A        Period
                                         -------------   -----------   ----------        ----------       ---------

Year ended March 31, 1996
Deducted from asset accounts

Allowance for doubtful accounts......... $  5,367,270    $  328,156   $     -        $     145,199     $  5,550,227
Inventory...............................   14,207,391     1,394,334         -           10,427,299        5,174,426
                                        ---------------------------------------------------------------------------

   Total................................  $19,574,661    $1,722,490   $     -          $10,572,498      $10,724,653
                                          =========================================================================

Year ended March 31, 1997
Deducted from asset accounts

Allowance for doubtful accounts......... $  5,550,227      $1,055,067 $     -        $   3,004,567     $  3,600,727
Inventory...............................    5,174,426         877,403       -            1,116,004        4,935,825
                                        ---------------------------------------------------------------------------

   Total................................  $10,724,653      $1,932,470 $     -         $  4,120,571     $  8,536,552
                                          =========================================================================

Year ended March 31, 1998
Deducted from asset accounts

Allowance for doubtful accounts......... $  3,600,727      $1,337,765 $     -          $   403,332     $  4,535,160
Inventory...............................    4,935,825       2,719,009       -            2,684,907        4,969,927
                                        ---------------------------------------------------------------------------

   Total................................ $  8,536,552      $4,056,774 $     -           $3,088,239     $  9,505,087
                                        ===========================================================================
