Form 10-Q
period 1998-06-30
STANDARD COMMERCIAL CORP
filed 1998-08-14
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1998


                          COMMISSION FILE NUMBER 1-9875


                                     [logo]
                         STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of                   I.R.S. Employer
     North Carolina                       Identification No. 13-1337610


                 2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

                          Telephone Number 252-291-5507


Former name, former address and former fiscal year, if changed since last report
- Not applicable


On August 1, 1998 the registrant had outstanding 12,813,499 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                          YES   X           NO

PART 1 FINANCIAL INFORMATION
ITEM  1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)


                                                                         June  30     March 31
                                                                      -------------   ---------
                                                                      1998     1997      1998
                                                                      ----     ----      ----
                                                                       (unaudited)
ASSETS
Cash............................................
Receivables.....................................                    $  45,138  $40,037  $  34,116
Inventories.....................................                      272,966  240,694    254,469
Prepaid expenses................................                      373,244  334,550    361,418
Marketable securities...........................                        7,190    8,286      8,674
                                                                        1,131      798        656
                                                                  -----------------------------
   Current assets...............................
                                                                      699,669  624,365    659,333
Property, plant and equipment...................
Investment in affiliates........................                      107,310  118,956    113,572
Other assets....................................                       14,751   12,252     12,647
                                                                       57,247   28,763     53,921
                                                                  -----------------------------
   Total assets.................................
                                                                     $878,977 $784,336   $839,473
                                                                  =============================
LIABILITIES
Short-term borrowings...........................
Current portion of long-term debt...............                     $297,842 $144,306   $267,799
Accounts payable................................                        4,509    7,831      4,987
Taxes accrued...................................                      158,960  208,681    144,585
                                                                       20,960   24,637     22,863
                                                                  -----------------------------
   Current liabilities..........................
                                                                      482,271  385,455    440,234
Long-term debt..................................
Convertible subordinated debentures.............                      125,776  134,559    128,083
Retirement and other benefits...................                       69,000   69,000     69,000
Deferred taxes..................................                       19,577   19,048     19,479
                                                                        2,502    6,672      2,776
                                                                  -----------------------------
   Total liabilities............................
                                                                      699,126  614,734    659,572
                                                                  -----------------------------
MINORITY INTERESTS..............................
                                                                       28,537   30,110     30,271
                                                                  -----------------------------

SHAREHOLDERS' EQUITY

Preferred stock, $1.65 par value; authorized shares 1,000,000
  Issued none (1997 - none)
Common stock, $0.20 par value; authorized shares 100,000,000
  Issued 15,429,220 (June 97 - 15,300,862; Mar 98 - 15,424,555)...      3,086    3,060      3,085
Additional paid-in capital.........................................   101,853  100,102    101,788
Unearned restricted stock plan compensation.........................   (1,896)    (297)    (1,996)
Treasury shares, 2,617,707 (June 97 - 2,617,707; Mar 98 - 2,617,707)   (4,250)  (4,250)    (4,250)
Retained earnings...................................................   84,958   57,869     82,943
Cumulative translation adjustments..................................  (32,437) (16,992)   (31,940)
                                                                      -----------------------------

   Total shareholders' equity.......................................  151,314  139,492    149,630
                                                                      -----------------------------
   Total liabilities and equity..................................... $878,977 $784,336   $839,473
                                                                      =============================


The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share data; unaudited)


                                                           Three months ended
                                                                  June 30
                                                           ------------------
                                                              1998       1997
                                                              ----       ----

Sales - tobacco ......................................    $226,257   $212,847
      - nontobacco....................................      64,151     87,468
                                                      -----------------------

  Total sales.........................................     290,408    300,315

Cost of sales
   - Materials, services and supplies.................     260,640    273,189
   - Interest.........................................       5,213      7,266
                                                      -----------------------

     Gross profit.....................................      24,555     19,860
Selling, general and administrative expenses..........      17,997     17,659
Other interest expense................................       4,317      2,216
Other income (expense) - net..........................       2,640      2,391
                                                      -----------------------

     Income before taxes..............................       4,881      2,376
Income taxes..........................................       2,210        358
                                                      -----------------------

     Income after taxes...............................       2,671      2,018
Minority interests....................................        (749)      (291)
Equity in earnings of affiliates......................          93        126
                                                      -----------------------

     Net income.......................................       2,015      1,853



Retained earnings at beginning of period..............      82,943     58,089
Common stock dividends................................           -     (2,073)
                                                      ------------------------

Retained earnings at end of period....................     $84,958    $57,869
                                                      =======================

Earnings per common share
  Basic and dilulted - net............................       $0.16      $0.17
                     - average shares outstanding.....      12,810     11,103




The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                           Three months ended
                                                                  June 30
                                                           ------------------
                                                              1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income............................................      $2,015     $1,853
  Depreciation and amortization.......................       4,702      4,951
  Minority interests..................................         749        291
  Deferred income taxes...............................        (386)       969
  Undistributed earnings of affiliates net of dividends
     received.........................................         (93)      (126)
  Gain on disposition of property, plant and equipment      (1,889)    (1,177)
  Other...............................................      (1,714)    (1,075)
                                                      ------------------------
                                                             3,384      5,686
Net changes in working capital other than cash
  Receivables.........................................     (19,084)    21,043
  Inventories.........................................     (15,126)   (80,641)
  Current payables....................................      15,505     71,082
                                                      -----------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES......     (15,321)    17,170
                                                      -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment -  additions...........       (2,422)    (2,909)
                              - dispositions..........       6,916      1,516
Business (acquisitions) ..............................      (5,342)         -
                                                      -----------------------

CASH USED FOR INVESTING ACTIVITIES....................        (848)    (1,393)
                                                      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...................      30,043    (60,061)
Proceeds from long-term borrowings....................          66          -
Repayment of long-term borrowings.....................      (2,983)    (4,639)
Net proceeds of equity offering.......................           -     47,043
Other.................................................          65        800
                                                      -----------------------

CASH PROVIDED BY  (USED FOR) FINANCING ACTIVITIES.....      27,191    (16,857)
                                                      ------------------------

Increase (decrease) in cash for period................      11,022     (1,080)
Cash at beginning of period...........................      34,116     41,117
                                                      -----------------------


CASH AT END OF PERIOD.................................    $ 45,138    $40,037
                                                      =======================

Cash payments for - interest....................            $6,423     $8,673
                  - income taxes................            $3,460     $3,207





The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.BASIS OF PRESENTATION
The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.oThe interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 1998. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                   June 30            March 31
                              -------------------     --------
            (In thousands)      1998        1997        1998
                                ----        ----        ----
            Tobacco         $311,549    $255,991    $284,822
            Nontobacco        61,695      78,559      76,596
                              ------    --------    --------

            Total           $373,244    $334,550    $361,418
                          ==========     =======     =======

3.COMPREHENSIVE INCOME
Effective June 1997, the Company adopted Statement of Financial Accounting
 Standards No.130, Reporting comprehensive income ("SFAS 130"). This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet . Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The components of  comprehensive income were as follows:
                                                             June 30
                                                 1998                    1997
                                                -------                  ----

(In thousands)
 Net income                                     $2,015                  $1,853
 Other comprehensive income:
 Translation adjustment                           (497)                   (236)
                                                ------                 --------


 Total comprehensive income                     $1,518                  $1,617
                                               ------                   ------

4.EARNINGS PER SHARE
Earnings per share has been presented in conformity with Statement of Financial
 Accounting Standards No.128. In computing the diluted per-share amounts the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures are not included because the calculations include adjustments which are antidilutive.


5.SENIOR NOTES
On August 1, 1997 the Company completed a $115 million Rule 144A private placement of 8 7/8% Senior Notes Due 2005. The Senior Notes were subsequently Registered with the Securities & Exchange Commission and an exchange offer was completed on December 31, 1997. The proceeds were used to repay indebtedness under existing bank credit facilities and certain long-term debt. Consequently $115 million short-term borrowings were classified as long-term debt at June 30, 1997.
The notes were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly-owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee on a senior basis, the full and prompt performance of the issuers's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 1998 (In thousands.)


                                            Standard
                                           Commercial       Standard                          Other
                                           Tobacco Co.     Commercial       Standard      Subsidiaries
                                              Inc.         Corporation      Wool Inc.         (Non-
                                            (Issuer)       (Guarantor)     (Guarantor)     Guarantors)    Eliminations        Total


Assets
Cash                                            $ 16,796            $ 24           $ 230        $ 28,088             $ -   $ 45,138
Receivables                                       15,020             589             421         256,936               -    272,966
Intercompany receivables                         170,572          17,783              37          17,780        (206,172)         -
Inventories                                       53,401               -           1,137         318,706               -    373,244
Prepaids and other                                   621               -              15           6,554               -      7,190
Marketable securities                                  -               1               -           1,130               -      1,131
                                         -------------------------------------------------------------------------------------------

    Current assets                               256,410          18,397           1,840         629,194        (206,172)   699,669

Property, plant and equipment                     21,015               -              71          86,224               -    107,310
Investment in subsidiaries                        68,271         223,373          36,318         169,089        (497,051)         -
Investment in affiliates                           3,527               -               -          11,224               -     14,751
Other noncurrent assets                            6,755          13,585               -          36,907               -     57,247
                                         -------------------------------------------------------------------------------------------

    Total assets                                $355,978        $255,355         $38,229        $932,638       ($703,223)  $878,977
                                         ===========================================================================================

Liabilities
Short-term borrowings                                $ -             $ -             $ -       $ 297,842             $ -  $ 297,842
Current portion of long-term debt                      -               -               -           4,509               -      4,509
Accounts payable                                  11,352           1,624              45         145,939               -    158,960
Intercompany accounts payable                     21,853          35,691           1,839         146,789        (206,172)         -
Taxes accrued                                      7,063          (2,472)            (42)         16,411               -     20,960
                                         -------------------------------------------------------------------------------------------

    Current liabilities                           40,268          34,843           1,842         611,490        (206,172)   482,271

Long-term debt                                   117,940               -               -           7,836               -    125,776
Convertible subordinated debentures                    -          69,000               -               -               -     69,000
Retirement and other benefits                      8,218             645               -          10,714               -     19,577
Deferred taxes                                       221          (2,316)              -           4,597               -      2,502
                                         -------------------------------------------------------------------------------------------

    Total liabilities                            166,647         102,172           1,842         634,637        (206,172)   699,126

Minority interests                                     -               -               -          28,537               -     28,537

Shareholders' equity
Common stock                                         993           3,086          25,404         136,305        (162,702)     3,086
Additional paid-in capital                       130,860         101,853               -          64,839        (195,699)   101,853
Unearned restricted stock
    plan compensation                               (659)            (27)             (8)         (1,202)              -     (1,896)
Treasury stock at cost                                 -          (4,250)              -               -               -     (4,250)
Retained earnings                                 72,305          84,958          10,794         101,959        (185,058)    84,958
Cumulative translation adjustments               (14,168)        (32,437)            197         (32,437)         46,408    (32,437)
                                         -------------------------------------------------------------------------------------------

    Total shareholders' equity                   189,331         153,183          36,387         269,464        (497,051)   151,314
                                         -------------------------------------------------------------------------------------------

    Total liabilities and equity                $355,978        $255,355         $38,229        $932,638       ($703,223)  $878,977
                                         ===========================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 1998
(In thousands.)


                                          Standard
                                         Commercial         Standard                       Other
                                         Tobacco Co.       Commercial        Standard   Subsidiaries
                                            Inc.          Corporation       Wool Inc.      (Non-
                                          (Issuer)        (Guarantor)      (Guarantor)  Guarantors)      Eliminations        Total



Sales                                     $ 29,334              $ -        $ 591         $ 295,583        $ (35,100)      $ 290,408
Cost of sales:
  Materials services and supplies           25,872                -          554           269,314          (35,100)        260,640
  Interest                                     102                -            -             5,111                -           5,213
                                        --------------------------------------------------------------------------------------------

  Gross profit                               3,360                -           37            21,158                -          24,555
Selling, general &
   administrative expenses                   2,956              642          101            14,298                -          17,997
Other interest expense                       2,790            1,307            2               218                -           4,317
Other income (expense) net                   4,555              134          (56)           (1,993)               -           2,640
                                        --------------------------------------------------------------------------------------------

  Income (loss) before taxes                 2,169           (1,815)        (122)            4,649                -           4,881
Income taxes                                   738             (617)         (42)            2,131                -           2,210
                                        --------------------------------------------------------------------------------------------

  Income (loss) after taxes                  1,431           (1,198)         (80)            2,518                -           2,671
Minority interests                               -                -            -              (749)               -            (749)
  Equity in earnings of affiliates               -                -            -                93                -              93
  Equity in earnings of subsidiaries         2,306            3,213         (444)                -           (5,075)              -
                                        --------------------------------------------------------------------------------------------

  Net income                                 3,737            2,015         (524)            1,862           (5,075)          2,015
Retained earnings at beginning
    of period                               68,568           82,943       11,318           100,097         (179,983)         82,943
Common stock dividends                           -                -            -                 -                -               -
                                        --------------------------------------------------------------------------------------------

  Retained earnings at end of period      $ 72,305         $ 84,958     $ 10,794         $ 101,959         (185,058)       $ 84,958
                                        ============================================================================================


STANDARD COMMERCIAL CORPORATION SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS Three months ended June 30, 1998.
(In thousands.)



                                             Standard
                                            Commercial      Standard                       Other
                                           Tobacco Co.     Commercial     Standard     Subsidiaries
                                               Inc.       Corporation     Wool Inc.        (Non-
                                             (Issuer)     (Guarantor)    (Guarantor)    Guarantors)    Eliminations      Total



Cash provided by (used in)
  operating activities                       $ 6,131          $ (99)          $ 9       $ (21,362)           $ -     $ (15,321)
                                          -----------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                   (489)             -           (21)         (1,912)             -        (2,422)
  - disposals                                  4,406              -             -           2,510              -         6,916
Business (acquisitions) dispositions               -              -             -          (5,342)             -        (5,342)
                                          -----------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                         3,917              -           (21)         (4,744)             -          (848)
                                          -----------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                -              -             -          30,043              -        30,043
Proceeds from long-term borrowings                 -              -             -              66              -            66
Repayment of long-term borrowings                (83)             -             -          (2,900)             -        (2,983)
Net proceeds of equity offering                    -              -             -               -              -             -
Other                                              -             65             -               -              -            65
                                          -----------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                           (83)            65             -          27,209              -        27,191
                                          -----------------------------------------------------------------------------------------

Increase (decrease) in cash for year           9,965            (34)          (12)          1,103              -        11,022
Cash at beginning of year                      6,831             58           242          26,985              -        34,116
                                          -----------------------------------------------------------------------------------------

Cash at end of year                         $ 16,796           $ 24         $ 230        $ 28,088            $ -      $ 45,138
                                          =========================================================================================

 Interest                                       $ 62            $ 5           $ -         $ 6,356            $ -       $ 6,423
Income taxes                                     183          1,743             -           1,534              -         3,460


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 1997
(In thousands.)



                                               Standard
                                              Commercial      Standard                       Other
                                             Tobacco Co.     Commercial     Standard     Subsidiaries
                                                 Inc.       Corporation     Wool Inc.        (Non-
                                               (Issuer)     (Guarantor)    (Guarantor)    Guarantors)    Eliminations      Total


Assets
Cash                                     $            -     $      384      $     81     $    39,572      $       -      $ 40,037
Receivables                                      22,776          1,376         1,351         215,191              -       240,694
Intercompany receivables                        126,272         64,498            21          54,921       (245,712)            -
Inventories                                      52,910              -         1,248         280,392              -       334,550
Prepaids and other                                  403              -            19           7,864              -         8,286
Marketable securities                                 -              -             -             798              -           798
                                         -----------------------------------------------------------------------------------------

    Current assets                              202,361         66,258         2,720         598,738       (245,712)      624,365

Property, plant and equipment                    18,112              -            61         100,783              -       118,956
Investment in subsidiaries                       78,274        161,554        40,385         120,940       (401,153)            -
Investment in affiliates                              -              -             -          12,252              -        12,252
Other noncurrent assets                           1,693         11,015             -          16,055              -        28,763
                                         -----------------------------------------------------------------------------------------

    Total assets                               $300,440       $238,827       $43,166        $848,768      ($646,865)     $784,336
                                         =========================================================================================

Liabilities
Short-term borrowings                               $ -            $ -           $ -       $ 144,306            $ -     $ 144,306
Current portion of long-term debt                 2,000              -             -           5,831              -         7,831
Accounts payable                                 12,361          2,023           131         194,166              -       208,681
Intercompany accounts payable                    23,908         31,608         4,889         185,307       (245,712)            -
Taxes accrued                                     3,114         (1,851)          (17)         23,391              -        24,637
                                         -----------------------------------------------------------------------------------------

    Current liabilities                          41,383         31,780         5,003         553,001       (245,712)      385,455

Long-term debt                                  124,107              -             -          10,452              -       134,559
Convertible subordinated debentures                   -         69,000             -               -              -        69,000
Retirement and other benefits                     7,896            529             -          10,623              -        19,048
Deferred taxes                                      160         (2,260)            -           8,772              -         6,672
                                         -----------------------------------------------------------------------------------------

    Total liabilities                           173,546         99,049         5,003         582,848       (245,712)      614,734

Minority interests                                    -              -             -          30,110              -        30,110

Shareholders' equity
Common stock                                        993          3,060        22,604          90,536       (114,133)        3,060
Additional paid-in capital                       85,470        100,102             -          78,164       (163,634)      100,102
Unearned restricted stock
    plan compensation                               (87)           (11)            -            (199)             -          (297)
Treasury stock at cost                                -         (4,250)            -               -              -        (4,250)
Retained earnings                                46,365         57,869         7,744          84,301       (138,410)       57,869
Cumulative translation adjustments               (5,847)       (16,992)        7,815         (16,992)        15,024       (16,992)
                                         -----------------------------------------------------------------------------------------

    Total shareholders' equity                  126,894        139,778        38,163         235,810       (401,153)      139,492
                                         -----------------------------------------------------------------------------------------

    Total liabilities and equity               $300,440       $238,827       $43,166        $848,768      ($646,865)     $784,336
                                         =========================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 1997.
(In thousands.)



                                              Standard
                                             Commercial      Standard                       Other
                                            Tobacco Co.     Commercial     Standard     Subsidiaries
                                                Inc.       Corporation     Wool Inc.        (Non-
                                              (Issuer)     (Guarantor)    (Guarantor)    Guarantors)    Eliminations      Total


Sales                                          $ 66,255            $ -       $ 1,305       $ 280,472      $ (47,717)    $ 300,315
Cost of sales:
  Materials services and supplies                63,577              -         1,212         256,117        (47,717)      273,189
  Interest                                        1,035              -             -           6,231              -         7,266
                                         -----------------------------------------------------------------------------------------

  Gross profit                                    1,643              -            93          18,124              -        19,860
Selling, general &
   administrative expenses                        2,887            738            69          13,965              -        17,659
Other interest expense                              299          1,367             -             550              -         2,216
Other income (expense) net                          297            484           (75)          1,685              -         2,391
                                         -----------------------------------------------------------------------------------------

  Income (loss) before taxes                     (1,246)        (1,621)          (51)          5,294              -         2,376
Income taxes                                       (423)          (695)          (17)          1,493              -           358
                                         -----------------------------------------------------------------------------------------

  Income (loss) after taxes                        (823)          (926)          (34)          3,801              -         2,018
Minority interests                                    -              -             -            (291)             -          (291)
  Equity in earnings of affiliates                    -              -             -             126              -           126
  Equity in earnings of subsidiaries              2,661          2,779           975               -         (6,415)            -
                                         -----------------------------------------------------------------------------------------

  Net income                                      1,838          1,853           941           3,636         (6,415)        1,853
Retained earnings at beginning
    of period                                    44,527         58,089         6,803          80,665       (131,995)       58,089
Common stock dividends                                -         (2,073)            -               -              -        (2,073)
                                         -----------------------------------------------------------------------------------------

  Retained earnings at end of period           $ 46,365       $ 57,869       $ 7,744        $ 84,301       (138,410)     $ 57,869
                                         =========================================================================================



STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 1997.
(In thousands.)



                                                   Standard
                                                  Commercial      Standard                       Other
                                                 Tobacco Co.     Commercial     Standard     Subsidiaries
                                                     Inc.       Corporation     Wool Inc.        (Non-
                                                   (Issuer)     (Guarantor)    (Guarantor)    Guarantors)    Eliminations    Total



Cash provided by (used in)
  operating activities                          $ 24,980      $ (46,986)         $ (6)       $ 39,182            $ -      $ 17,170
                                   ------------------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                       (264)             -           (31)         (2,614)             -        (2,909)
  - disposals                                          4              -             -           1,512              -         1,516
Business (acquisitions) dispositions                   -              -             -               -              -             -
                                                -----------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                              (260)             -           (31)         (1,102)             -        (1,393)
                                                -----------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings              (25,249)             -             -         (34,812)             -       (60,061)
Proceeds from long-term borrowings                     -              -             -               -              -             -
Repayment of long-term borrowings                      -              -             -          (4,639)             -        (4,639)
Net proceeds of equity offering                        -         47,043             -               -              -        47,043
Other                                                  -              -             -             800              -           800
                                            -   -----------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                           (25,249)        47,043             -         (38,651)             -       (16,857)
                                            -   -----------------------------------------------------------------------------------

Increase (decrease) in cash for year                (529)            57           (37)           (571)             -        (1,080)
Cash at beginning of year                          1,102            327           119          39,569              -        41,117
                                            -   -----------------------------------------------------------------------------------

Cash at end of year                                $ 573          $ 384          $ 82        $ 38,998            $ -      $ 40,037
                                            =   ===================================================================================

 Interest                                        $ 1,031           $ 27           $ -         $ 7,615                      $ 8,673
Income taxes                                           -            106             -           3,101                        3,207


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the quarter ended June 30, 1998 were $290.4 million, a decrease of 3.3% from a year earlier. Sales of $226.3 million for the tobacco division were up 6.3% from the corresponding period in 1997. Tobacco sales from Africa, Europe and the Far East were higher due to volume increases. Overall, tobacco volume was up 26.7%. However volume gains were partly offset by lower average prices worldwide. Nontobacco sales of $64.1 million were down 26.6% primarily as the result of depressed market conditions as the wool industry continues to deal with the impact of the currency crisis in Asia.

Gross profit for the quarter of $24.6 million improved 23.6% from the 1997 quarter due primarily to the improvement in tobacco sales and a reduction in interest expense resulting from the proceeds from the public offering of shares and the inclusion of interest on senior notes issue in other interest expense. Selling, general and administrative expenses increased slightly due to inflationary factors. Other income was basically level with the prior period.

Income before taxes increased due to higher volume of tobacco sales. This was offset by a higher effective tax rate and increased earnings applicable to minority interests. The variation in income tax charges or credits as a percentage of pretax income due to differences in tax rates and tax credits not utilisable in certain areas where losses are incurred resulted in an effective tax rate of 45.3% in the current quarter compared to 15.1% a year earlier.

Net income was $2.0 million, or $0.16 per share on a basic and diluted basis with 12.8 million average shares outstanding versus $1.9 million, or $0.17 per share on 11.1 million shares outstanding for the June 1997 quarter. The quarter-to-quarter increase in shares outstanding was primarily attributable to the Company's secondary issue of 3.0 million shares during the June 1997 quarter.

Liquidity and Capital Resources
Working capital at June 30, 1998 was $217.4 million, compared to $238.9 million a year earlier. Most of the decrease was due to the utilisation of working capital towards business acquistions and additions to property plant and equipment. Capital expenditures during the 1998 quarter of $2.4 million consisted primarily of routine expenditures of $1.8 million in the tobacco division and $0.6 million in the wool division. During the same period the Company increased its holding in its Spanish operations from 66.33% to 96.31% and also invested an addtional amount in its Tanzanian operations. Cash used in operating activities during the current quarter totaled $15.3 million mainly due to increase in receivables and inventories partially offset by increase in payables. The Company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and business conditions.

During the first quarter of fiscal 1998 the Company completed a secondary issue of 3,022,500 shares, from which the company received $47 million. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $27.3 million of retained earnings available for distribution as dividends at June 30, 1998.

On August 1, 1997 the Company completed a $115 million Rule 144A private placement of 8 7/8% Senior Notes Due 2005. The Senior Notes were subsequently registered with the Securities & Exchange Commission and an exchange offer was completed on December 31, 1997. The proceeds were used to repay indebtedness under existing bank credit facilities and certain long-term debt. Consequently $115 million short-term borrowings were classified as long-term debt at June 30, 1997.

Other Matters
The company is continuing to address year 2000 issues. A project team is coordinating the review of both internal systems and interfaces with third party suppliers/vendors to evaluate the incremental costs or any potential investment required to ensure an efficient transition to the new century. The team has now completed the assessment of its key systems and is working towards assesement and resolution of facilities issues to insure full compliance. Based on the findings to date, management is of the opinion that any modifications, if necessary, will be completed in fiscal 1999 and will not have a material impact on the consolidated results of the company.

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

                           PART II - OTHER INFORMATION



Item 5. OTHER INFORMATION
SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING:
Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of shareholders, which is submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered ultimately for purposes of Rule 14a-4 and 14a-5 ( and therefore the persons appointed as proxies may exercise discretionary voting power on those items) if notice therefore is received by the company after May 12, 1999, or such earlier date as may apply under company's By-laws. The Company's by-laws provide that a stockholder proposal with respect to any Annual Meeting of shareholders will be considered untimely unless written notice of the proposal to the secretary is received at the Company's principal executive office "not less than 120 days prior to the meeting, provided however, that if the date of the meeting is first publicly announced or disclosed (in a public filing or otherwise) less than 70 days prior to the date of the meeting, such notice shall be given not more than 10 days after such date is first so announced or disclosed."

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


Dated: August 14, 1998               STANDARD COMMERCIAL CORPORATION
                                                   (Registrant)




                               By   /s/      Robert E Harrison
                                    --------------------------
                                    Robert E Harrison
                                    President, Chief Executive Officer



                               By   /s/      Robert A Sheets
                                    ------------------------
                                    Robert A Sheets
                                    Vice President and Chief Financial Officer