Form 10-Q
period 1998-09-30
STANDARD COMMERCIAL CORP
filed 1998-11-13
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


On November 1, 1998 the registrant had outstanding 12,821,269 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                                YES      X         NO
                                                       -----          ----

PART I FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                                                                  September  30          March  31
                                                                                  -------------          ---------
                                                                                1998         1997           1998
                                                                                ----         ----           ----
                                                                                    (unaudited)
ASSETS
Cash...................................................................      $38,586      $51,278      $  34,116
Receivables............................................................      229,528      214,907        254,469
Inventories............................................................      438,867      421,027        361,418
Prepaid expenses.......................................................        8,745        8,335          8,674
Marketable securities..................................................          726          961            656
                                                                       -----------------------------------------

     Current assets....................................................      716,452      696,508        659,333

Property, plant and equipment..........................................      109,600      115,767        113,572
Investment in affiliates...............................................       16,505       12,720         12,647
Other assets...........................................................       61,810       38,376         53,921
                                                                       -----------------------------------------

     Total assets......................................................     $904,367     $863,371       $839,473
                                                                       =========================================

LIABILITIES
Short-term borrowings..................................................     $362,996     $291,725       $267,799
Current portion of long-term debt......................................        4,682        4,212          4,987
Accounts payable.......................................................      113,105      149,283        144,585
Taxes accrued..........................................................       17,959       24,404         22,863
                                                                       -----------------------------------------

     Current liabilities...............................................      498,742      469,624        440,234

Long-term debt.........................................................      125,508      128,066        128,083
Convertible subordinated debentures....................................       69,000       69,000         69,000
Retirement and other benefits..........................................       20,198       19,284         19,479
Deferred taxes.........................................................        2,698        4,974          2,776
                                                                       -----------------------------------------

     Total liabilities.................................................      716,146      690,948        659,572
                                                                       -----------------------------------------

MINORITY INTERESTS.....................................................       30,302       31,019         30,271
                                                                       -----------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000 Issued none (1997 - none)
Common stock, $0.20 par value; authorized shares 100,000,000
   Issued 15,436,402 (Sept. 97 - 15,304,115; Mar 98 - 15,424,555)......        3,087        3,061          3,085
Additional paid-in capital.............................................      101,922      100,163        101,788
Unearned restricted stock plan compensation............................       (1,819)        (271)        (1,996)
Treasury shares, 2,617,707 (Sept. 97 - 2,617,707; Mar 98 - 2,617,707)..       (4,250)      (4,250)        (4,250)
Retained earnings......................................................       88,335       63,150         82,943
Cumulative translation adjustments.....................................      (29,356)     (20,449)       (31,940)
                                                                       -----------------------------------------

     Total shareholders' equity........................................      157,919      141,404        149,630
                                                                       -----------------------------------------

     Total liabilities and equity......................................     $904,367     $863,371       $839,473
                                                                       =========================================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except share information; unaudited)



                                                                   Second quarter ended          Six months ended
                                                                          September  30              September 30
                                                                          -------------              ------------
                                                                     1998         1997         1998         1997
                                                                     ----         ----         ----         ----

Sales  - tobacco.............................................   $ 166,234    $ 207,686    $ 392,491    $ 420,533
       - nontobacco..........................................      42,810       79,567      106,961      167,035
                                                                 --------     --------     --------     --------

     Total sales.............................................     209,044      287,253      499,452      587,568

Cost of sales  - materials, services and supplies............     180,548      254,128      441,188      527,317
               - interest....................................       3,840        5,414        9,053       12,680
                                                                 --------     --------     --------     --------

     Gross profit............................................      24,656       27,711       49,211       47,571
Selling, general and administrative expenses.................      17,849       17,520       35,846       35,179

Other interest expense.......................................       4,574        3,955        8,891        6,171
Other income (expense) - net.................................       3,666        2,082        6,306        4,472
                                                                 --------     --------     --------     --------

     Income before taxes.....................................       5,899        8,318       10,780       10,693
Income taxes.................................................      (1,171)      (2,243)      (3,381)      (2,602)
                                                                 --------     --------     --------     --------

     Income after taxes......................................       4,728        6,075        7,399        8,091
Minority interests...........................................      (1,146)      (1,218)      (1,895)      (1,509)
Equity in earnings of affiliates.............................         436          424          529          550
                                                                 --------     --------     --------     --------

     Net income..............................................       4,018        5,281        6,033        7,132


Retained earnings at beginning of period.....................      84,958       57,869       82,943       58,089
Common stock dividends.......................................        (641)           -         (641)      (2,071)
                                                                 ---------    --------     ---------    --------

Retained earnings at end of period...........................   $  88,335    $  63,150    $  88,335    $  63,150
                                                                 ========     ========     ========     ========

Earnings per common share
Basic  -  net................................................       $0.31        $0.41        $0.47        $0.60
       - average shares outstanding........................        12,816       12,798       12,813       11,950

Diluted -  net...............................................       $0.31        $0.40        $0.47        $0.60
        - average shares outstanding........................       15,164       15,146       15,161       14,298


The accompanying notes are an integral part of these financial statements.

 STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                                                                Six months ended
                                                                                                    September 30
                                                                                                    ------------
                                                                                             1998           1997
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income......................................................................           $6,033         $7,132
   Depreciation and amortization................................................            9,366         10,511
   Minority interests...........................................................            1,895          1,509
   Deferred income taxes........................................................             (400)          (614)
   Undistributed earnings of affiliates net of dividends received...............             (529)          (550)
   Gain on disposition of property, plant and equipment.........................           (3,692)        (3,410)
   Other........................................................................           (1,526)           911
                                                                                --------------------------------
                                                                                           11,147         15,489
Net changes in working capital other than cash
   Receivables..................................................................           19,870         42,853
   Inventories..................................................................          (85,390)      (170,743)
   Current payables.............................................................          (28,787)        18,283
                                                                                --------------------------------

CASH USED FOR OPERATING ACTIVITIES..............................................          (83,160)       (94,118)
                                                                                ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  - additions......................................           (6,289)        (8,928)
                               - dispositions...................................            9,432          5,519
Business (acquisitions) dispositions............................................           (6,778)        (3,353)
                                                                                ---------------------------------

CASH USED FOR INVESTING ACTIVITIES..............................................           (3,635)        (6,762)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings.............................................           95,197        (27,642)
Proceeds from long-term borrowings..............................................              106        110,028
Repayment of long-term borrowings...............................................           (3,534)       (15,498)
Net proceeds of equity offering.................................................                -         47,043
Dividends paid..................................................................             (641)             -
Other...........................................................................              137         (2,890)
                                                                                ---------------------------------

CASH PROVIDED BY  FINANCING ACTIVITIES..........................................           91,265        111,041
                                                                                --------------------------------

Increase in cash for period.....................................................            4,470         10,161
Cash at beginning of period.....................................................           34,116         41,117
                                                                                --------------------------------

CASH AT END OF PERIOD...........................................................         $ 38,586        $51,278
                                                                                ================================

Cash payments for - interest....................................................          $15,651        $13,165
                  - income taxes................................................           $6,016         $3,021





The accompanying notes are an integral part of these financial statements.

  STANDARD COMMERCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.oThe interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 1998. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES
                                      September 30              March 31
                                      ------------              --------
  (In thousands)                 1998              1997             1998
                                 ----              ----             ----
  Tobacco                    $373,277          $345,081         $284,822
  Nontobacco                   65,590            75,946           76,596
                               ------          --------         --------

            Total            $438,867          $421,027         $361,418
                              =======          ========         ========

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

The components of comprehensive income were as follows:

                               Quarter Ended          Six months ended
                               September 30           September 30
                               ------------           --------------
                               1998       1997        1998        1997
                               -----      ----        ----        ----
(In thousands)
  Net income                  $4,018     $5,281     $6,033       $7,132
  Other comprehensive income:
  Translation adjustment       3,080     (3,457)     2,583       (3,694)
                               -----     -------   -------       ------


  Total comprehensive income  $7,098     $1,824     $8,616       $3,438
                              ------     -------    ------       ------


4.DERIVATIVE INSTRUMENTS
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative
  Instruments and Hedging Activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement must be adopted by the Company in the year 2000, but may be adopted in any earlier fiscal quarter, and is not to be applied retroactively. If the Company had adopted SFAS No. 133 as of July 1, 1998, the impact would not have been material to its results of operations or financial position.

5.EARNINGS PER SHARE
Earnings per share has been presented in conformity with Statement of Financial
  Accounting Standards No.128. In computing the diluted per-share amounts the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures are not included because the calculations include adjustments which are antidilutive.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

6.SENIOR NOTES
On August 1, 1997 the Company completed a $115 million Rule 144A private placement of 8 7/8% Senior Notes Due 2005. The Senior Notes were subsequently Registered with the Securities & Exchange Commission and an exchange offer was completed on December 31, 1997. The proceeds were used to repay indebtedness under existing bank credit facilities and certain long-term debt. Consequently $115 million short-term borrowings were classified as long-term debt at June 30, 1997.
The notes were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly-owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee on a senior basis, the full and prompt performance of the issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1998
(In thousands.)

                                            Standard
                                           Commercial    Standard                 Other
                                           Tobacco Co.  Commercial   Standard  Subsidiaries
                                              Inc.     Corporation  Wool Inc.      (Non-
                                            (Issuer)   (Guarantor)  (Guarantor)  Guarantors) Eliminations     Total
                                            --------   -----------  ----------- ------------ ------------     -----
Assets

Cash                                       $ 9,472         $ 19       $ 72      $ 29,023           $ -     $ 38,586
Receivables                                 42,150          560        308       186,510             -      229,528
Intercompany receivables                   139,763       16,747         22        12,787      (169,319)           -
Inventories                                 92,641            -      1,263       344,963             -      438,867
Prepaids and other                             970           81         43         7,651             -        8,745
Marketable securities                            -            1          -           725             -          726
                                       -----------------------------------------------------------------------------

    Current assets                         284,996       17,408      1,708       581,659      (169,319)     716,452

Property, plant and equipment               21,471            -         71        88,058             -      109,600
Investment in subsidiaries                  73,538      229,297     38,478       166,766      (508,079)           -
Investment in affiliates                     3,527            -          -        12,978             -       16,505
Other noncurrent assets                      6,454       13,223          -        42,133             -       61,810
                                       -----------------------------------------------------------------------------

    Total assets                          $389,986     $259,928    $40,257      $891,594     ($677,398)    $904,367
                                       =============================================================================

Liabilities
Short-term borrowings                     $ 15,100          $ -        $ -     $ 347,896           $ -    $ 362,996
Current portion of long-term debt                -            -          -         4,682             -        4,682
Accounts payable                            20,212        2,911         37        89,945             -      113,105
Intercompany payables                       29,422       32,120      1,851       105,926      (169,319)           -
Taxes accrued                                5,583       (2,176)       (88)       14,640             -       17,959
                                       -----------------------------------------------------------------------------

    Current liabilities                     70,317       32,855      1,800       563,089      (169,319)     498,742

Long-term debt                             117,940            -          -         7,568             -      125,508
Convertible subordinated debentures              -       69,000          -             -             -       69,000
Retirement and other benefits                8,291          675          -        11,232             -       20,198
Deferred taxes                                 221       (2,316)         -         4,793             -        2,698
                                       -----------------------------------------------------------------------------

    Total liabilities                      196,769      100,214      1,800       586,682      (169,319)     716,146
                                       -----------------------------------------------------------------------------

Minority interests                               -            -          -        30,302             -       30,302
                                       -----------------------------------------------------------------------------

Shareholders' equity
Common stock                                   993        3,087     25,404       136,305      (162,702)       3,087
Additional paid-in capital                 130,860      101,923          -        64,838      (195,699)     101,922
Unearned restricted stock
    plan compensation                         (627)         (25)        (8)       (1,159)            -       (1,819)
Treasury stock at cost                           -       (4,250)         -             -             -       (4,250)
Retained earnings                           76,383       88,335      9,558       107,064      (193,005)      88,335
Cumulative translation adjustments         (14,392)     (29,356)     3,503       (32,438)       43,327      (29,356)
                                       -----------------------------------------------------------------------------

    Total shareholders' equity             193,217      159,714     38,457       274,610      (508,079)     157,919
                                       -----------------------------------------------------------------------------

    Total liabilities and equity          $389,986     $259,928    $40,257      $891,594     ($677,398)    $904,367
                                       =============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 1998.
(In thousands; unaudited)

                                           Standard
                                           Commercial  Standard                   Other Wool
                                           Tobacco Co. Commercial   Standard    Subsidiaries
                                           Inc.        Corporation  Wool Inc.      (Non-
                                           (Issuer)    (Guarantor)  (Guarantor)  Guarantors) Eliminations  Total
                                           --------    -----------  ---------- ------------- -----------  ------

Sales                                     $ 30,577          $ -      $ 364      $ 217,143     $ (39,040)   $ 209,044
Cost of sales:
  Materials services and supplies           27,349            -        350        191,889       (39,040)     180,548
  Interest                                     (44)           -          -          3,884                      3,840
                                       ------------------------------------------------------------------------------

  Gross profit                               3,272            -         14         21,370                     24,656
Selling, general &
   administrative expenses                   3,735          738        105         13,271                     17,849
Other interest expense                       2,777        1,307         (2)           492                      4,574
Other income (expense)- net                   (260)       3,827        (47)           146                      3,666
                                       ------------------------------------------------------------------------------

  Income (loss) before taxes                (3,500)       1,782       (136)         7,753                      5,899
Income taxes                                (1,327)         606        (46)         1,938                      1,171
                                       ------------------------------------------------------------------------------

  Income (loss) after taxes                 (2,173)       1,176        (90)         5,815                      4,728
Minority interests                               -            -          -         (1,146)                    (1,146)
  Equity in earnings of affiliates               -            -          -            436                        436
  Equity in earnings of subsidiaries         6,251        2,842     (1,146)             -        (7,947)           -
                                       ------------------------------------------------------------------------------

  Net income                                 4,078        4,018     (1,236)         5,105        (7,947)       4,018
Retained earnings at beginning
    of period                               72,305       84,958     10,794        101,959      (185,058)      84,958
Common stock dividends                           -         (641)         -              -                       (641)
                                       ------------------------------------------------------------------------------

  Retained earnings at end of period      $ 76,383     $ 88,335    $ 9,558      $ 107,064    $ (193,005)    $ 88,335
                                       ==============================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 1998
(In thousands.)

                                          Standard
                                          Commercial  Standard                   Other
                                          Tobacco Co. Commercial   Standard   Subsidiaries
                                          Inc.        Corporation  Wool Inc.     (Non-
                                          (Issuer)    (Guarantor)  (Guarantor) Guarantors) Eliminations  Total
                                          --------    -----------  ----------- ----------- -------------  -----

Sales                                     $ 59,911          $ -      $ 955     $ 512,726     $ (74,140)   $ 499,452
Cost of sales:
  Materials services and supplies           53,221            -        904       461,203       (74,140)     441,188
  Interest                                      58            -          -         8,995             -        9,053
                                       -----------------------------------------------------------------------------

  Gross profit                               6,632            -         51        42,528                     49,211
Selling, general &
   administrative expenses                   6,691        1,380        206        27,569             -       35,846
Other interest expense                       5,567        2,614          -           710             -        8,891
Other income (expense)- net                  4,295        3,961       (103)       (1,847)            -        6,306
                                       -----------------------------------------------------------------------------

  Income (loss) before taxes                (1,331)         (33)      (258)       12,402                     10,780
Income taxes                                  (589)         (11)       (88)        4,069             -        3,381
                                       -----------------------------------------------------------------------------

  Income (loss) after taxes                   (742)         (22)      (170)        8,333             -        7,399
Minority interests                               -            -          -        (1,895)            -       (1,895)
  Equity in earnings of affiliates               -            -          -           529             -          529
  Equity in earnings of subsidiaries         8,557        6,055     (1,590)            -       (13,022)           -
                                       -----------------------------------------------------------------------------

  Net income                                 7,815        6,033     (1,760)        6,967       (13,022)       6,033
Retained earnings at beginning
    of period                               68,568       82,943     11,318       100,097      (179,983)      82,943
Common stock dividends                           -         (641)         -             -             -         (641)
                                       -----------------------------------------------------------------------------

  Retained earnings at end of period      $ 76,383     $ 88,335    $ 9,558     $ 107,064    $ (193,005)    $ 88,335
                                       =============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 1998
(In thousands.)

                                          Standard
                                          Commercial  Standard                   Other
                                          Tobacco Co. Commercial   Standard   Subsidiaries
                                          Inc.        Corporation  Wool Inc.      (Non-
                                          (Issuer)    (Guarantor)  (Guarantor) Guarantors) Eliminations  Total
                                          --------    -----------  ----------- ------------------------  -----

Cash provided by (used in)
  operating activities                   $ (15,260)       $ 465     $ (145)    $ (68,220)      $ -    $ (83,160)
                                       -------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                               (1,645)           -        (25)       (4,619)        -       (6,289)
  - disposals                                4,614            -          -         4,818         -        9,432
Business (acquisitions) dispositions             -            -          -        (6,778)        -       (6,778)
                                       -------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                       2,969            -        (25)       (6,579)        -       (3,635)
                                       -------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings         15,100            -          -        80,097         -       95,197
Proceeds from long-term borrowings               -            -          -           106         -          106
Repayment of long-term borrowings             (168)           -          -        (3,366)        -       (3,534)
Dividends paid                                   -         (641)         -             -         -         (641)
Other                                            -          137          -             -         -          137
                                       -------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                      14,932         (504)         -        76,837         -       91,265
                                       -------------------------------------------------------------------------

Increase (decrease) in cash for year         2,641          (39)      (170)        2,038         -        4,470
Cash at beginning of year                    6,831           58        242        26,985         -       34,116
                                       -------------------------------------------------------------------------

Cash at end of year                        $ 9,472         $ 19       $ 72      $ 29,023       $ -     $ 38,586
                                       =========================================================================

Cash paymentsfor - Interest                $ 4,962      $     5       $  -      $ 10,684       $ -     $ 15,651
                 - Income taxes            $   336      $ 2,053       $  -      $  3,627       $ -     $  6,016



STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1997
(In thousands.)

                                        Standard
                                       Commercial    Standard                 Other
                                       Tobacco Co.  Commercial   Standard  Subsidiaries
                                          Inc.     Corporation  Wool Inc.     (Non-
                                        (Issuer)   (Guarantor)  (Guarantor) Guarantors) Eliminations     Total
                                        --------   -----------  ----------- ----------- -------------     -----
Assets
Cash                                      $ 20,167     $      -      $ 300    $ 30,811       $     -     $ 51,278
Receivables                                 24,284        3,303        867     186,453             -      214,907
Intercompany receivables                   142,937       18,380          8      61,780      (223,105)           -
Inventories                                 71,618            -      1,178     348,231             -      421,027
Prepaids and other                              53          208         13       8,061             -        8,335
Marketable securities                            -            1          -         960             -          961
                                       ---------------------------------------------------------------------------

    Current assets                         259,059       21,892      2,366     636,296      (223,105)     696,508
                                                                                     0
Property, plant and equipment               21,890            -         59      93,818             -      115,767
Investment in subsidiaries                  88,726      211,199     34,620      89,822      (424,367)           -
Investment in affiliates                         -            -          -      12,720             -       12,720
Other noncurrent assets                      7,732       13,252          -      17,392             -       38,376
                                       ---------------------------------------------------------------------------

    Total assets                         $ 377,407     $246,343   $ 37,045   $ 850,048    $ (647,472)   $ 863,371
                                       ===========================================================================

Liabilities
Short-term borrowings                      $ 5,740     $      -   $      -   $ 285,985    $        -    $ 291,725
Current portion of long-term debt              328            -          -       3,884             -        4,212
Accounts payable                            25,133          308         48     123,794             -      149,283
Intercompany accounts payable               28,063       34,811      4,713     155,518      (223,105)           -
Taxes accrued                                3,776            -          -      20,628             -       24,404
                                       ---------------------------------------------------------------------------

    Current liabilities                     63,040       35,119      4,761     589,809      (223,105)     469,624

Long-term debt                             120,742            -          -       7,324             -      128,066
Convertible subordinated debentures              -       69,000          -           -             -       69,000
Retirement and other benefits                7,990          559          -      10,735             -       19,284
Deferred taxes                                  82            -          -       4,892             -        4,974
                                       ---------------------------------------------------------------------------

    Total liabilities                      191,854      104,678      4,761     612,760      (223,105)     690,948
                                       ---------------------------------------------------------------------------

Minority interests                               -            -          -      31,019             -       31,019
                                       ---------------------------------------------------------------------------

Shareholders' equity
Common stock                                   993        3,061     22,604      66,749       (90,346)       3,061
Additional paid-in capital                 132,513      100,163          -      69,490      (202,003)     100,163
Unearned restricted stock
    plan compensation                          (80)         (10)         -        (181)            -         (271)
Treasury stock at cost                           -       (4,250)         -           -             -       (4,250)
Retained earnings                           52,127       63,150      8,040      89,316      (149,483)      63,150
Cumulative translation adjustments               -      (20,449)     1,640     (19,105)       17,465      (20,449)
                                       ---------------------------------------------------------------------------

    Total shareholders' equity             185,553      141,665     32,284     206,269      (424,367)     141,404
                                       ---------------------------------------------------------------------------

    Total liabilities and equity         $ 377,407     $246,343   $ 37,045   $ 850,048    $ (647,472)   $ 863,371
                                       ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter Ended  September 30, 1997
(In thousands; unaudited)

                                           Standard
                                           Commercial  Standard                 Other Wool
                                           Tobacco Co. Commercial    Standard   Subsidiaries
                                           Inc.        Corporation   Wool Inc.    (Non-
                                           (Issuer)    (Guarantor)  (Guarantor)Guarantors) Eliminations    Total
                                           --------    -----------  ---------- ----------- --------------  -----

Sales                                     $ 61,046     $      -      $ 883     $ 254,324   $ (29,000)   $ 287,253
Cost of sales:
  Materials services and supplies           54,809            -        835       227,484     (29,000)     254,128
  Interest                                   1,009            -          -         4,405                    5,414
                                       ---------------------------------------------------------------------------

  Gross profit                               5,228            -         48        22,435           -       27,711
Selling, general &
   administrative expenses                   2,415          545         69        14,491           -       17,520
Other interest expense                       2,204        1,378          -           373                    3,955
Other income (expense) net                   1,093          962        (78)          105           -        2,082
                                       ---------------------------------------------------------------------------

  Income (loss) before taxes                 1,702         (961)       (99)        7,676           -        8,318
Income taxes                                   579         (184)         -         1,848           -        2,243
                                       ---------------------------------------------------------------------------

  Income (loss) after taxes                  1,123         (777)       (99)        5,828           -        6,075
Minority interests                               -            -          -        (1,218)                  (1,218)
  Equity in earnings of affiliates               -            -          -           424                      424
  Equity in earnings of subsidiaries         4,639        6,058        395             -     (11,092)           -
                                       ---------------------------------------------------------------------------

  Net income                                 5,762        5,281        296         5,034     (11,092)       5,281
Retained earnings at beginning
    of period                               46,365       57,869      7,744        84,282    (138,391)      57,869
Common stock dividends                           -            -          -             -           -            -
                                       ---------------------------------------------------------------------------

  Retained earnings at end of period      $ 52,127     $ 63,150    $ 8,040      $ 89,316  $ (149,483)    $ 63,150
                                       ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 1997
(In thousands.)

                                          Standard
                                          Commercial  Standard                   Other
                                          Tobacco Co. Commercial   Standard   Subsidiaries
                                          Inc.        Corporation  Wool Inc.     (Non-
                                          (Issuer)    (Guarantor)  (Guarantor) Guarantors) Eliminations   Total
                                          --------    -----------  ----------- ----------- -------------  -----

Sales                                    $ 128,830     $      -    $ 2,188     $ 533,267   $ (76,717)   $ 587,568
Cost of sales:
  Materials services and supplies          119,472            -      2,047       482,515     (76,717)     527,317
  Interest                                   2,124            -          -        10,556           -       12,680
                                       ---------------------------------------------------------------------------
                                                                                       -
  Gross profit                               7,234            -        141        40,196           -       47,571
Selling, general &
   administrative expenses                   5,302        1,283        136        28,458           -       35,179
Other interest expense                       2,503        2,745          -           923           -        6,171
Other income (expense) net                   1,076        1,445       (153)        2,104           -        4,472
                                       ---------------------------------------------------------------------------

  Income (loss) before taxes                   505       (2,583)      (148)       12,919           -       10,693
Income taxes                                   171         (878)         -         3,309           -        2,602
                                       ---------------------------------------------------------------------------

  Income (loss) after taxes                    334       (1,705)      (148)        9,610           -        8,091
Minority interests                               -            -          -        (1,509)          -       (1,509)
  Equity in earnings of affiliates               -            -          -           550           -          550
  Equity in earnings of subsidiaries         7,266        8,837      1,385             -     (17,488)           -
                                       ---------------------------------------------------------------------------

  Net income                                 7,600        7,132      1,237         8,651     (17,488)       7,132
Retained earnings at beginning
    of period                               44,527       58,089      6,803        80,665    (131,995)      58,089
Common stock dividends                           -       (2,071)         -             -           -       (2,071)
                                       ---------------------------------------------------------------------------

  Retained earnings at end of period      $ 52,127     $ 63,150    $ 8,040      $ 89,316  $ (149,483)    $ 63,150
                                       ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 1997
(In thousands.)

                                        Standard
                                        Commercial  Standard                   Other
                                        Tobacco Co. Commercial   Standard   Subsidiaries
                                        Inc.        Corporation  Wool Inc.      (Non-
                                        (Issuer)    (Guarantor)  (Guarantor) Guarantors) Eliminations     Total
                                        --------    -----------  ----------- ----------- -------------    -----

Cash provided by (used for)
  operating activities                    $ 79,999    $ (46,686)     $ 214  $ (174,687)     $ 47,042    $ (94,118)
                                       ---------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                               (2,073)           -        (33)     (6,822)            -       (8,928)
  - disposals                                   15            -          -       5,504             -        5,519
Minority interests                               -            -          -           -             -            -
Net advances from (to)                                                                                          -
  group companies                         (128,548)           -          -     128,548             -            -
Collections of note receivable                   -            -          -           -             -            -
Business (acquisitions) dispositions             -            -          -      (3,353)            -       (3,353)
                                       ---------------------------------------------------------------------------
Cash provided by (used for)
  investing activities                    (130,606)           -        (33)    123,877             -       (6,762)
                                       ---------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from long-term borrowings         109,028            -          -       1,000             -      110,028
Repayment of long-term borrowings           (8,819)           -          -      (6,679)            -      (15,498)
Net change in short-term borrowings        (30,537)           -          -      49,937       (47,042)     (27,642)
Net proceeds of equity offering                  -       47,043          -           -             -       47,043
Other                                            -         (684)         -      (2,206)            -       (2,890)
                                       ---------------------------------------------------------------------------
Cash provided by (used for)
  financing activities                      69,672       46,359          -      42,052       (47,042)     111,041
                                       ---------------------------------------------------------------------------

Net increase (decrease) in cash             19,065         (327)       181      (8,758)            -       10,161
Cash at beginning of period                  1,102          327        119      39,569             -       41,117
                                       ---------------------------------------------------------------------------

Cash at end of period                     $ 20,167      $     -      $ 300    $ 30,811      $      -     $ 51,278
                                       ===========================================================================

 Interest                                 $  1,259      $ 2,566      $   -    $  9,340      $      -     $ 13,165
Income taxes                              $      -      $   882      $   -    $  2,139      $      -     $  3,021




 ITEM 2
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations
  Sales for the quarter ended September 30, 1998 were $209.0 million, a decrease of 27.2% from a year earlier. Sales for the six months period were $499.5 million, a decrease of 15.0% from same period a year earlier. Most of the change was due to continuing difficulties in the wool segment and lower prices in the tobacco segment. Sales of $166.2 million and $392.5 million for the quarter and six months, respectively, for the tobacco division were down 20.0% and 6.7% from the corresponding period in 1997. Overall, for the quarter, tobacco volume was up 11.6% due to increases in Africa, the US and South America, but the volume gains were offset by lower average prices worldwide. For the six months, volume was either higher or level with the prior year in all regions but again offset by lower prices. Nontobacco sales of $42.8 million and $107.0 million for the quarter and six months respectively, were down 46.2% and 36.0% primarily as the result of depressed market conditions as the industry continues to deal with the impact of the Asian currency problems and the summer holiday schedules in Europe.

  Gross margin for the quarter and six months improved from the 1997 periods due primarily to an improvement in tobacco sales mix, lower interest in the wool segment and a reduction in interest expense resulting from the application of the proceeds of the senior notes issue to reduce short term borrowings. Selling, general and administrative expenses increased slightly due to inflationary factors. An increase in other interest expense is due to the senior notes issue mentioned previously and the other income was higher to the gains on sales of fixed assets.

  The effect on net income of changes in sales mix and other factors were offset by softness in the wool segment as income before taxes is lower for the quarter and six months. The variation in income tax charges or credits as a percentage of pretax income due to differences in tax rates and relief available in areas where profits are earned or losses are incurred resulted in an effective tax rate of 19.9% in the current quarter compared to 27.0% a year earlier.

Net income was $4.0 million, or $0.31 per share on a diluted basis with 15.2 million average shares outstanding versus $5.3 million, or $0.40 per share on
  15.2 million shares outstanding for the quarter. Net income for the six months was $6.0 million or $0.47 per share versus $7.1 million or $0.60 per share for the prior year period.

Liquidity and Capital Resources

Working capital at September 30, 1998 was $217.7 million, compared to $226.9 million a year earlier. Most of the decrease was due to the utilization of working capital towards business acquisitions and additions to property plant and equipment. Capital expenditures during 1998 of $6.3 million consisted primarily of routine expenditures of $4.9 million in the tobacco division and $1.4 million in the wool division. During the same period the Company increased its holding in its Spanish operations from 66.33% to 96.31% and also invested an additional amount in its Indian and Tanzanian operations. Cash used in operating activities totaled $83.2 million mainly due to increase in inventories and a decrease in payables. The Company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and business conditions.

During the first quarter of fiscal 1998 the Company completed a secondary issue of 3,022,500 shares, from which the company received $47 million. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $31.9 million of retained earnings available for distribution as dividends at September 30, 1998.

  Based on the outlook for the tobacco and wool divisions, and the recent refinancing activity, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.

 Year 2000 Issues

Background
The approach of the year 2000 has heightened concern over potential problems with data systems and devices that may or may not be able to process dates properly after 1999. Affected systems and devices may fail or malfunction if not remediated or replaced. The Company formed a steering committee in 1997 to assess the Company's year 2000 readiness and to develop a plan to ensure readiness. The steering committee, which includes representatives from all functional areas of the Company, meets monthly to monitor progress on the plan, advise group companies on issues and allocate resources for solutions. The plan adopted consists of two main areas of focus.

Year 2000 Plan
1.       Internal year 2000 issues
Internal year 2000 issues include the effects of date changes on the company's technology, including hardware, software and equipment containing other embedded systems such as programmable logic controllers ("PLC"). The Company actually began addressing internal year 2000 issues before the formation of the steering committee. From 1991 to 1994 the Company began to move away from mainframe based systems and became early adopters of PC, LAN, and client-server solutions to meet our information needs. The Company internally developed new manufacturing and inventory applications using tools that accommodate dates as proper date types rather than encoded string variables or limited serial numeric dates. The internally developed applications and year 2000 compliant financial systems were installed in many group companies in the mid-1990's.

The steering committee's plan for assessing internal year 2000 readiness consists of identifying technology at each location, evaluating the exposure of such technology to year 2000 problems, testing the technology for problems and resolving any problems noted. The critical technology identified includes manufacturing, inventory and financial systems. The Company has made substantial progress on the internal plan. Most group companies have already developed comprehensive inventories of technology and evaluated their exposure. In locations where the company uses externally provided software or PLC technology in equipment, testing is being done and vendor surveys have been performed. Members of the steering committee will visit locations to assess the completeness of the listings and assist in evaluating readiness, and the Company has hired a dedicated full-time information resources technician to perform testing at major locations. The Company expects the identification, evaluation, and testing phases of the plan to be fully completed by June 1999. As noted above, the use of the Company's internally developed manufacturing and inventory applications has alleviated the major issues associated with year 2000 at most locations. Only one location, a European subsidiary manufacturing facility, had pervasive year 2000 issues. The Company is in the process of replacing the systems in that location with our internally developed software and expects to be complete the project by March 1999.

Although there can be no absolute assurance that the year 2000 plan will be able to identify all potential problem areas, the Company is presently on schedule and believes that the internal phase of the plan will be completed by July 1999. Contingency plans are currently being developed to sustain operations and continue to provide a high level of customer service.

2.       External year 2000 issues
The Company's plan for addressing external year 2000 issues consists primarily of communicating with its suppliers, financial institutions, customers and other business partners to determine the extent of their year 2000 readiness. Responses are being catalogued and follow-up communications are ongoing as necessary. The Company expects to complete the process of assessing the readiness of its significant third parties by June 30, 1999. Certain significant customers and suppliers are located in foreign countries where the awareness of year 2000 problems and remediation efforts may be behind that of the United States. Additionally, the company is subject to operational risks relating to the readiness of utilities, transportation facilities, financial service providers and government operated services that could interrupt business unit operations. The Company cannot predict the outcome of other companies' remediation efforts.

Costs
The Company currently plans to complete its year 2000 plan by June 30, 1999. The total remaining cost of completing the plan is estimated at $0.8 million, which includes the cost of installing internally developed manufacturing software in the European subsidiary, any software upgrades from vendors necessary to be compliant and the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs to implement contingency plans that are being developed. The costs associated with year 2000 issues are expensed as incurred and are funded with cash flow from operations. As of September 30, 1998 the Company has incurred and expensed approximately $0.3 related to the identification, evaluation, and testing phases of the plan. The company does not expect the total costs of addressing these issues to be material to its consolidated financial position or results of operations.

Risk Assessment
At this time, the Company believes its most reasonably likely worst case scenario is that processing and shipping at key locations may be disrupted due to year 2000 issues of utilities, transportation providers and government operated services in foreign countries. Such issues could impair the Company's ability to process and deliver products. There can be no absolute assurance that such a scenario would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Contingency Plans
Contingency plans are being developed so that the Company's operational and data systems can be expected to function on January 1, 2000 and beyond. The contingency plans will be structured to address primarily the risk that third parties' year 2000 issues will disrupt operations. The Company expects to complete its contingency plans by June 30, 1999.

Conversion to the Euro Currency

On January 1, 1999, eleven of the European Union countries will begin the conversion from their national currencies to the "Euro". In the initial phase, the national currencies will continue to exist until full conversion in July 2002. The Company's subsidiaries affected by the conversion are developing procedures and modifying financial reporting to accommodate the new currency. The Company anticipates that the Euro conversion will not have a material adverse effect on its financial condition or results of operation.


Forward Looking Statements

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

                           PART II - OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.       An annual meeting of shareholders was held on August 11, 1998.

b. Four persons nominated by management were elected as directors, without opposition, for Terms expiring in 2001 as follows:

                  Nominee                   Votes For           Votes Withheld
                  -------                   ---------           --------------
              William S Barrack, Jr         10,843,365                 14,831
              Charles H Mullen              10,845,474                 12,722
              J Alec G Murray               10,845,672                 12,524
              William S Sheridan            10,843,679                 14,517

         In addition, the following other directors remained in office after the meeting: Ery W Kehaya; Marvin W Coghill; Robert E Harrison; William A Ziegler; Daniel M Sullivan and Henry R Grunzke.

c. The appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 1999 was approved by a vote of 10,848,982 shares in favor, 3,898 shares against and 5,317 shares abstaining.

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


Dated: November 6, 1998            STANDARD COMMERCIAL CORPORATION
                                   (Registrant)



By  /s/   Robert E Harrison                  By    /s/ Robert A Sheets
  ----------------------------------           ------------------------
Robert E Harrison                            Robert A Sheets
President, Chief Executive Officer           Vice President and Chief
                                             Financial Officer