Form 10-Q
period 1998-12-31
STANDARD COMMERCIAL CORP
filed 1999-02-11
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED DECEMBER 31, 1998


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


On February 1, 1999 the registrant had outstanding 12,830,174 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                          YES   X           NO

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
                                                     December  31    March  31
                                                     1998     1997     1998
                                                     ----     ----     ----
                                                      (unaudited)
ASSETS
Cash............................................ $ 38,345 $ 76,646  $  34,116
Receivables.....................................  185,238  248,661    254,469
Inventories.....................................  473,152  417,509    361,418
Prepaid expenses................................    5,050    6,325      8,674
Marketable securities...........................      762      722        656
                                                -----------------------------

   Current assets...............................  702,547  749,863    659,333

Property, plant and equipment...................  111,251  113,079    113,572
Investment in affiliates........................   17,413   15,502     12,647
Other assets....................................   57,658   46,502     53,921
                                                -----------------------------

   Total assets................................. $888,869 $924,946   $839,473
                                                =============================

LIABILITIES
Short-term borrowings........................... $353,013 $375,961   $267,799
Current portion of long-term debt...............    4,050    4,362      4,987
Accounts payable................................  110,943  122,891    144,585
Taxes accrued...................................   15,668   23,685     22,863
                                                -----------------------------

   Current liabilities..........................  483,674  526,899    440,234

Long-term debt..................................  125,262  126,752    128,083
Convertible subordinated debentures.............   69,000   69,000     69,000
Retirement and other benefits...................   20,244   19,552     19,479
Deferred taxes..................................    2,474    4,884      2,776
                                                -----------------------------

   Total liabilities............................  700,654  747,087    659,572
                                                -----------------------------

MINORITY INTERESTS..............................   29,621   30,858     30,271
                                                -----------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized
  shares 1,000,000
  Issued none
Common stock, $0.20 par value; authorized
  shares 100,000,000
  Issued 15,436,402 (Dec. 97 - 15,420,796;
  Mar 98 - 15,424,555)..........................    3,089    3,084      3,085
Additional paid-in capital......................  101,989  102,166    101,788
Unearned restricted stock plan compensation.....   (1,719)  (1,876)    (1,996)
Treasury shares, 2,617,707......................   (4,250)  (4,250)    (4,250)
Retained earnings...............................   88,454   71,758     82,943
Cumulative translation adjustments..............  (28,969) (23,881)   (31,940)
                                                -----------------------------

   Total shareholders' equity...................  158,594  147,001    149,630
                                                -----------------------------

   Total liabilities and equity................. $888,869 $924,946   $839,473
                                                =============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)



                                                     Third quarter ended        Nine months ended
                                                          December 31              December 31
                                                       1998        1997         1998         1997
                                                       ----        ----         ----         ----
Sales - tobacco ................................    $215,123     $286,230     $607,614     $706,763
      - nontobacco .............................      53,570       80,770      160,531      247,805
                                                   ---------    ---------    ---------    ---------
   Total sales .................................     268,693      367,000      768,145      954,568

Cost of sales - materials, services and supplies     242,336      327,645      683,524      854,962
              - interest .......................       5,839        4,749       14,892       17,429
                                                   ---------    ---------    ---------    ---------
   Gross profit ................................      20,518       34,606       69,729       82,177
Selling, general and administrative expenses ...      18,167       18,776       54,013       53,955
Other interest expense .........................       4,362        4,672       13,253       10,843

Other income (expense) - net ...................       2,571          746        8,877        5,218
                                                   ---------    ---------    ---------    ---------
   Income before taxes .........................         560       11,904       11,340       22,597
Income taxes ...................................        (637)      (3,360)      (4,018)      (5,962)
                                                   ---------    ---------    ---------    ---------
   Income/(loss) after taxes ...................         (77)       8,544        7,322       16,635
Minority interests .............................         792         (112)      (1,103)      (1,621)
Equity in earnings of affiliates ...............          45          176          574          726
                                                   ---------    ---------    ---------    ---------
   Net income ..................................         760        8,608        6,793       15,740

Retained earnings at beginning of period .......      88,335       63,150       82,943       58,089
Common stock dividends .........................        (641)          --       (1,282)      (2,071)
                                                   ---------    ---------    ---------    ---------
Retained earnings at end of period .............   $  88,454    $  71,758    $  88,454    $  71,758
                                                   =========    =========    =========    =========
Earnings per common share
Basic  - net ...................................   $    0.06    $    0.67    $    0.53    $    1.29
       - average shares outstanding ............      12,824       12,802       12,816       12,234

Diluted - net ..................................   $    0.06    $    0.62    $    0.53    $    1.25
        - average shares outstanding ...........      15,173       15,151       15,165       14,583

The accompanying notes are an integral part of these financial statements.

 STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                             Nine months ended
                                                                December 31
                                                              1998       1997
                                                             ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income............................................      $6,793    $15,740
  Depreciation and amortization.......................      13,593     15,412
  Minority interests..................................       1,103      1,621
  Deferred income taxes...............................        (693)      (525)
  Undistributed earnings of affiliates net of
     dividends received...............................        (574)      (726)
  Gain on disposition of property, plant and equipment      (3,614)    (3,806)
  Other...............................................       3,024     (1,715)
                                                      ------------------------
                                                            19,632     26,001
Net changes in working capital other than cash
  Receivables.........................................      67,081     (3,795)
  Inventories.........................................    (120,061)  (174,348)
  Current payables....................................     (32,760)     5,875
                                                      -----------------------

CASH USED FOR OPERATING ACTIVITIES....................     (66,108)  (146,267)
                                                      ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions.............     (11,992)   (12,278)
                              - dispositions..........       9,982      5,984
Business (acquisitions) dispositions..................      (7,387)    (6,328)
                                                      ------------------------

Cash used for investing activities....................      (9,397)   (12,622)
                                                      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...................      85,214     56,593
Proceeds from long-term borrowings....................         535    110,387
Repayment of long-term borrowings.....................      (4,938)   (16,716)
Net proceeds of equity offering.......................          --     47,043
Dividends paid........................................      (1,282)        --
Other.................................................         205     (2,889)
                                                      ------------------------

CASH PROVIDED BY  FINANCING ACTIVITIES................      79,734    194,418
                                                      -----------------------

Increase in cash for period...........................       4,229     35,529
Cash at beginning of period...........................      34,116     41,117
                                                      -----------------------

CASH AT END OF PERIOD.................................    $ 38,345    $76,646
                                                      =======================

Cash payments for - interest....................           $24,859    $18,798
                  - income taxes................           $10,663     $7,763



The accompanying notes are an integral part of these financial statements.

 STANDARD COMMERCIAL CORPORATION
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 1998. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                  December 31         March 31
            (In thousands)      1998        1997        1998
                                ----        ----        ----
            Tobacco           $402,909    $330,160    $284,822
            Nontobacco          70,243      87,349      76,596
                                ------      ------      ------
            Total             $473,152    $417,509    $361,418
                              ========    ========    ========

3.COMPREHENSIVE INCOME
Effective  June 1998,  the Company  adopted  Statement of  Financial  Accounting
 Standards No.130, Reporting comprehensive income ("SFAS 130"). This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet . Reclassification of financial statements for earlier periods provided for comparative purposes is required.

The components of comprehensive income were as follows:
                              Quarter ended                 Nine months ended
                              December 31                   December 31
                              -----------                   -----------
                               1998        1997              1998        1997
                               ----        ----              ----        ----

(In thousands)
 Net income                    $760      $8,608            $6,793     $15,740
 Other comprehensive income:
 Translation adjustment         387      (3,432)            2,971      (7,125)
                                ---      -------            -----      -------


 Total comprehensive income  $1,147      $5,176            $9,764      $8,615
                             ------      ------            ------      ------


4.EARNINGS PER SHARE
Earnings per share has been presented in conformity  with Statement of Financial
 Accounting Standards No.128. In computing the diluted per-share amounts for the third quarter and nine months ended December 31, 1998, the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures are not included because the calculations include adjustments which are antidilutive. Options to purchase shares of common stock were outstanding during the nine months ended December 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares.

5.SENIOR NOTES
On August  1, 1997 the  Company  completed  a $115  million  Rule  144A  private placement of 8 7/8% Senior Notes Due 2005. The Senior Notes were subsequently registered with the Securities and Exchange Commission and an exchange offer was completed on December 31, 1997. The proceeds were used to repay indebtedness under existing bank credit facilities and certain long-term debt. Consequently $115 million short-term borrowings were classified as long-term debt at June 30, 1997.

The notes were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a
 wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly-owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1998
(In thousands; Unaudited)


                                              Standard
                                             Commercial     Standard                  Other
                                             Tobacco Co.   Commercial   Standard   Subsidiaries
                                                Inc.       Corporation  Wool Inc.     (Non-
                                              (Issuer)     (Guarantor) (Guarantor)  Guarantors)   Eliminations     Total
                                            -----------   -----------  ----------  -----------    ------------     -----
Assets

Cash                                          $   8,368    $     124    $     216    $  29,637    $      --    $  38,345
Receivables                                      14,373        2,136          246      168,483           --      185,238
Intercompany receivables                        107,375       16,826           64       23,329     (147,594)          --
Inventories                                     139,987           --          929      332,236           --      473,152
Prepaids and other                                  947           --           17        4,086           --        5,050
Marketable securities                                --            1           --          761           --          762
                                             ---------------------------------------------------------------------------
    Current assets                              271,050       19,087        1,472      558,532     (147,594)     702,547
Property, plant and equipment                    23,508           --           73       87,670           --      111,251
Investment in subsidiaries                       77,189      230,214       37,391      169,548     (514,342)          --
Investment in affiliates                             --           --           --       17,413           --       17,413
Other noncurrent assets                           6,152        9,382           --       42,124           --       57,658
                                             ---------------------------------------------------------------------------
    Total assets                              $ 377,899    $ 258,683    $  38,936    $ 875,287    ($661,936)   $ 888,869
                                             ===========================================================================

Liabilities
Short-term borrowings                            12,025           --           --      340,988           --      353,013
Current portion of long-term debt                    --           --           --        4,050           --        4,050
Accounts payable                                 17,404        1,860           42       91,637           --      110,943
Intercompany payables                            19,817       32,056        1,765       93,956     (147,594)          --
Taxes accrued                                     6,734       (2,912)        (140)      11,986           --       15,668
                                             ---------------------------------------------------------------------------
    Current liabilities                          55,980       31,004        1,667      542,617     (147,594)     483,674
Long-term debt                                  117,940           --           --        7,322           --      125,262
Convertible subordinated debentures                  --       69,000           --           --           --       69,000
Retirement and other benefits                     8,397          705           --       11,142           --       20,244
Deferred taxes                                      221       (2,316)          --        4,569           --        2,474
                                             ---------------------------------------------------------------------------
    Total liabilities                           182,538       98,393        1,667      565,650     (147,594)     700,654
                                             ---------------------------------------------------------------------------
Minority interests                                   --           --           --       29,621           --       29,621
                                             ---------------------------------------------------------------------------
Shareholders' equity
Common stock                                        993        3,089       25,404      139,530     (165,927)       3,089
Additional paid-in capital                      130,860      101,989           --       64,839     (195,699)     101,989
Unearned restricted stock plan compensation        (595)         (23)          (8)      (1,093)          --       (1,719)
Treasury stock at cost                               --       (4,250)          --           --           --       (4,250)
Retained earnings                                78,619       88,454        7,854      105,709     (192,182)      88,454
Cumulative translation adjustments              (14,516)     (28,969)       4,019      (28,969)      39,466      (28,969)
                                             ---------------------------------------------------------------------------
    Total shareholders' equity                  195,361      160,290       37,269      280,016     (514,342)     158,594
                                             ---------------------------------------------------------------------------

    Total liabilities and equity              $ 377,899    $ 258,683    $  38,936    $ 875,287    ($661,936)   $ 888,869
                                             ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND
RETAINED EARNINGS
Quarter ended December 31, 1998.
(In thousands; unaudited)


                                              Standard
                                             Commercial     Standard                Other Wool
                                             Tobacco Co.   Commercial   Standard   Subsidiaries
                                                Inc.       Corporation  Wool Inc.     (Non-
                                              (Issuer)     (Guarantor) (Guarantor)  Guarantors)  Eliminations   Total
                                            -----------   -----------  ----------  -----------   ------------   -----

Sales                                        $ 104,824   $      --    $     494    $ 210,695    $ (47,320)   $ 268,693
Cost of sales:
  Materials services and supplies               98,011          --          458      191,187      (47,320)     242,336
  Interest                                          --          --           --        5,839                     5,839
                                            --------------------------------------------------------------------------
  Gross profit                                   6,813          --           36       13,669                    20,518
Selling, general & administrative expenses       3,241         569          135       14,222                    18,167
Other interest expense                           2,738       1,306           --          318                     4,362
Other income (expense)- net                      2,385       1,367          (54)      (1,127)                    2,571
                                            --------------------------------------------------------------------------
  Income (loss) before taxes                     3,219        (508)        (153)      (1,998)                      560
Income taxes                                     1,231        (736)         (52)         194                       637
                                            --------------------------------------------------------------------------
  Income (loss) after taxes                      1,988         228         (101)      (2,192)                      (77)
Minority interests                                  --          --           --          792                       792
  Equity in earnings of affiliates                  --          --           --           45                        45
  Equity in earnings of subsidiaries               248         532       (1,603)          --          823           --
                                            --------------------------------------------------------------------------
  Net income                                     2,236         760       (1,704)      (1,355)         823          760
Retained earnings at beginning
  of period                                     76,383      88,335        9,558      107,064     (193,005)      88,335
Common stock dividends                              --        (641)          --           --                      (641)
                                            --------------------------------------------------------------------------
  Retained earnings at end of period            78,619      88,454        7,854      105,709     (192,182)      88,454
                                            ==========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND
RETAINED EARNINGS
Nine months ended December 31, 1998
(In thousands; Unaudited)


                                              Standard
                                             Commercial     Standard                  Other
                                             Tobacco Co.   Commercial   Standard   Subsidiaries
                                                Inc.       Corporation  Wool Inc.     (Non-
                                              (Issuer)     (Guarantor) (Guarantor)  Guarantors)   Eliminations   Total
                                            -----------   -----------  ----------  -----------    ------------   -----

Sales                                        $ 164,735   $      --    $   1,449    $ 723,421     $(121,460)   $ 768,145
Cost of sales:
  Materials services and supplies              151,232          --        1,362      652,390      (121,460)     683,524
  Interest                                          58          --           --       14,834            --       14,892
                                            ---------------------------------------------------------------------------
  Gross profit                                  13,445          --           87       56,197            --       69,729
Selling, general & administrative expenses       9,932       1,949          341       41,791            --       54,013
Other interest expense                           8,305       3,920           --        1,028            --       13,253
Other income (expense)- net                      6,680       5,328         (157)      (2,974)           --        8,877
                                            ---------------------------------------------------------------------------
  Income (loss) before taxes                     1,888        (541)        (411)      10,404            --       11,340
Income taxes                                       642        (747)        (140)       4,263            --        4,018
                                            ---------------------------------------------------------------------------
  Income (loss) after taxes                      1,246         206         (271)       6,141            --        7,322
Minority interests                                  --          --           --       (1,103)           --       (1,103)
  Equity in earnings of affiliates                  --          --           --          574            --          574
  Equity in earnings of subsidiaries             8,805       6,587       (3,193)          --       (12,199)          --
                                            ---------------------------------------------------------------------------
  Net income                                    10,051       6,793       (3,464)       5,612       (12,199)       6,793
Retained earnings at beginning
  of period                                     68,568      82,943       11,318      100,097      (179,983)      82,943
Common stock dividends                              --      (1,282)          --           --            --       (1,282)
                                            ---------------------------------------------------------------------------
  Retained earnings at end of period         $  78,619   $  88,454    $   7,854    $ 105,709     $(192,182)   $  88,454
                                            ===========================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 1998
(In thousands.Unaudited)


                                              Standard
                                             Commercial     Standard                  Other
                                             Tobacco Co.   Commercial   Standard   Subsidiaries
                                                Inc.       Corporation  Wool Inc.     (Non-
                                              (Issuer)     (Guarantor) (Guarantor)  Guarantors)   Eliminations   Total
                                            -----------   -----------  ----------  -----------    ------------   -----
Cash provided by (used in)
  operating activities                        $(10,238)   $  1,143    $      5    $(57,018)         $   --    $(66,108)
                                              ---------   --------    ---------   ---------         -------   --------
Cash flows from investing activities
Property, plant and equipment
  - additions                                   (4,497)         --         (31)     (7,464)             --     (11,992)
  - disposals                                    4,415          --          --       5,567              --       9,982
Business (acquisitions) dispositions                --          --          --      (7,387)             --      (7,387)
                                              ---------   --------    ---------   ---------         -------   --------
Cash provided by (used in)
  investing activities                             (82)         --         (31)     (9,284)             --      (9,397)
                                              ---------   --------    ---------   ---------         -------   --------
Cash flows from financing activities:
Net change in short-term borrowings             12,025          --          --      73,189              --      85,214
Proceeds from long-term  borrowings                 --          --          --         535              --         535
Repayment of long-term borrowings                 (168)         --          --      (4,770)             --      (4,938)
Dividends paid                                      --      (1,282)         --          --              --      (1,282)
Other                                               --         205          --          --              --         205
                                              ---------   --------    ---------   ---------         -------   --------
Cash provided by (used in)
  financing activities                          11,857      (1,077)         --      68,954              --      79,734
                                              ---------   --------    ---------   ---------         -------   --------
Increase (decrease) in cash for year             1,537          66         (26)      2,652              --       4,229
Cash at beginning of year                        6,831          58         242      26,985              --      34,116
                                              ---------   --------    ---------   ---------         -------   --------
Cash at end of year                           $  8,368    $    124    $    216    $ 29,637          $   --    $ 38,345
                                              =========   ========    =========   =========         =======   ========
Cash payments for - Interest                  $  5,564    $  2,506    $     --    $ 16,789          $   --    $ 24,859
                  - Income taxes                   336       2,053          --       8,274              --      10,663

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE
SHEET
December 31, 1997
(In thousands.Unaudited)



                          Standard
                          Commercial     Standard                 Other
                          Tobacco Co.   Commercial  Standard   Subsidiaries
                             Inc.      Corporation  Wool Inc.    (Non-
                          (Issuer)     (Guarantor) (Guarantor) Guarantors)   Eliminations  Total
                          --------     ----------- ----------- -----------   ------------ -------
Assets
Cash                     $   40,097   $      21    $    98      $ 36,430    $      -     $ 76,646
Receivables                  19,929       3,864        610       224,258           -      248,661
Intercompany receivables    133,142      19,727          6        97,158    (250,033)           -
Inventories                  86,592           -      1,596       329,321           -      417,509
Prepaids and other              346          96          8         5,875           -        6,325
Marketable securities             -           1          -           721           -          722
                          -----------------------------------------------------------------------

    Current assets          280,106      23,709      2,318       693,763    (250,033)     749,863

Property, plant and
 equipment                   22,309          -          55        90,715           -      113,079
Investment in
 subsidiaries                81,460    217,551      38,777        98,896    (436,684)           -
Investment in affiliates          -          -           -        15,502           -       15,502
Other noncurrent assets       7,225     13,811           -        25,466           -       46,502
                          -----------------------------------------------------------------------
    Total assets           $391,100  $ 255,071     $41,150      $924,342   ($686,717)    $924,946
                          =======================================================================

Liabilities
Short-term borrowings      $ 35,000  $       -     $     -      $340,961    $      -     $375,961
Current portion of
 long-term debt                 336          -           -         4,026           -        4,362
Accounts payable             19,093      1,694         154       101,950           -      122,891
Intercompany payables        21,816     34,946       4,680       188,591    (250,033)           -
Taxes accrued                 5,430          -           -        18,255           -       23,685
                          -----------------------------------------------------------------------

    Current liabilities      81,675     36,640       4,834       653,783    (250,033)     526,899

Long-term debt              120,655          -           -         6,097           -      126,752
Convertible subordinated
 debentures                       -     69,000           -             -           -       69,000
Retirement and other
 benefits                     8,082        585           -        10,885           -       19,552
Deferred taxes                   83          -           -         4,801           -        4,884
                          -----------------------------------------------------------------------

    Total liabilities       210,495    106,225       4,834       675,566    (250,033)     747,087
                          -----------------------------------------------------------------------

Minority interests                -          -           -        30,858           -       30,858
                          -----------------------------------------------------------------------

Shareholders' equity
Common stock                    993      3,084      22,604        66,749     (90,346)       3,084
Additional paid-in
 capital                    132,513    102,166           -        69,010    (201,523)     102,166
Unearned restricted stock
 plan compensation             (724)       (31)          -        (1,121)          -       (1,876)
Treasury stock at cost            -     (4,250)          -             -           -       (4,250)
Retained earnings            47,823     71,758       8,362        96,284    (152,469)      71,758
Cumulative translation
 adjustments                      -    (23,881)      5,350       (13,004)      7,654      (23,881)
                          -----------------------------------------------------------------------
    Total shareholders'
     equity                 180,605    148,846      36,316       217,918    (436,684)     147,001
                          -----------------------------------------------------------------------
    Total liabilities
     and equity            $391,100   $255,071     $41,150      $924,342   ($686,717)    $924,946
                          =======================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter ended December 31, 1997.
(In thousands; unaudited)



                          Standard
                          Commercial     Standard                 Other
                          Tobacco Co.   Commercial  Standard   Subsidiaries
                             Inc.      Corporation  Wool Inc.    (Non-
                          (Issuer)     (Guarantor) (Guarantor) Guarantors)   Eliminations  Total
                          --------     ----------- ----------- -----------   ------------ -------



Sales                      $110,428     $     -      $   789    $  298,608    $ (42,825)  $367,000
Cost of sales:
  Materials services and
   supplies                 101,717           -          722       268,031      (42,825)   327,645
  Interest                      (84)          -            -         4,833                   4,749
                          ------------------------------------------------------------------------

  Gross profit                8,795           -           67        25,744                  34,606
Selling, general &
 administrative expenses      3,829         507           69        14,371                  18,776
Other interest expense        2,939       1,358            -           375                   4,672
Other income (expense)-
 net                          2,641          49         (122)       (1,822)                    746
                          ------------------------------------------------------------------------

  Income (loss) before
   taxes                      4,668      (1,816)        (124)        9,176                  11,904
Income taxes                  1,706        (618)           -         2,272                   3,360
                          ------------------------------------------------------------------------

  Income (loss) after
   taxes                      2,962      (1,198)        (124)        6,904                   8,544
Minority interests                -           -            -          (112)                   (112)
  Equity in earnings of
   affiliates                     -           -            -           176                     176
  Equity in earnings of
   subsidiaries                   -       9,806          446             -      (10,252)         -
                          ------------------------------------------------------------------------

  Net income                  2,962       8,608          322         6,968      (10,252)     8,608
Retained earnings at
 beginning of period         44,861      63,150        8,040        89,316     (142,217)    63,150
Common stock dividends            -           -            -             -                       -
                          ------------------------------------------------------------------------
  Retained earnings at
   end of period           $ 47,823    $ 71,758     $  8,362    $   96,284    $(152,469)  $ 71,758
                          ========================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 1997
(In thousands.Unaudited)



                          Standard
                          Commercial     Standard                 Other
                          Tobacco Co.   Commercial  Standard   Subsidiaries
                             Inc.      Corporation  Wool Inc.    (Non-
                          (Issuer)     (Guarantor) (Guarantor) Guarantors)   Eliminations  Total
                          --------     ----------- ----------- -----------   ------------ -------

Sales                     $ 239,258     $    -      $  2,977     $831,875    $(119,542)  $954,568
Cost of sales:
  Materials services and
   supplies                 221,189          -         2,769      750,546     (119,542)   854,962
  Interest                    2,040          -             -       15,389            -     17,429
                          -----------------------------------------------------------------------

  Gross profit               16,029          -           208       65,940            -     82,177
Selling, general &
 administrative expenses      9,131      1,790           205       42,829            -     53,955
Other interest expense        5,442      4,103             -        1,298            -     10,843
Other income (expense)-
 net                          3,717      1,494          (275)         282            -      5,218
                          -----------------------------------------------------------------------
  Income (loss) before
   taxes                      5,173     (4,399)         (272)      22,095            -     22,597
Income taxes                  1,877     (1,496)            -        5,581            -      5,962
                          -----------------------------------------------------------------------
  Income (loss) after
   taxes                      3,296     (2,903)         (272)      16,514            -     16,635
Minority interests                -          -             -       (1,621)           -     (1,621)
  Equity in earnings of
   affiliates                     -          -             -          726            -        726
  Equity in earnings of
   subsidiaries                   -     18,643         1,831            -      (20,474)         -
                          -----------------------------------------------------------------------
  Net income                  3,296     15,740         1,559       15,619      (20,474)    15,740
Retained earnings at
 beginning of period         44,527     58,089         6,803       80,665     (131,995)    58,089
Common stock dividends            -     (2,071)            -            -            -     (2,071)
                          -----------------------------------------------------------------------

  Retained earnings at
   end of period           $ 47,823    $71,758      $  8,362     $ 96,284    $(152,469)  $ 71,758
                          =======================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 1997
(In thousands.Unaudited)



                          Standard
                          Commercial     Standard                 Other
                          Tobacco Co.   Commercial  Standard   Subsidiaries
                             Inc.      Corporation  Wool Inc.    (Non-
                          (Issuer)     (Guarantor) (Guarantor) Guarantors)   Eliminations  Total
                          --------     ----------- ----------- -----------   ------------ -------



Cash provided by
 (used in)
  operating activities    $(57,193)    $ (46,665)   $   12      $ (42,421)    $    -    $(146,267)
                          -----------------------------------------------------------------------

Cash flows from
 investing activities
Property, plant and
 equipment
  - additions               (2,680)            -       (33)        (9,565)         -      (12,278)
  - disposals                   15             -         -          5,969          -        5,984
Business (acquisitions)
 dispositions                    -             -         -         (6,328)         -       (6,328)
                          -----------------------------------------------------------------------
Cash provided by
 (used in)
  investing activities      (2,665)            -       (33)        (9,924)         -      (12,622)
                          -----------------------------------------------------------------------

Cash flows from
 financing activities:
Net change in short-term
 borrowings                 (1,277)            -         -         57,870          -       56,593
Proceeds from long-term
 borrowings                109,028             -         -          1,359          -      110,387
Repayment of long-term
 borrowings                 (8,898)            -         -         (7,818)         -      (16,716)
Net proceeds of equity
 offering                        -        47,043         -              -          -       47,043
Dividends paid                   -             -         -              -          -            -
Other                            -          (684)        -         (2,205)         -       (2,889)
                          -----------------------------------------------------------------------
Cash provided by
 (used in)
  financing activities      98,853        46,359         -         49,206          -      194,418
                          -----------------------------------------------------------------------

Increase (decrease) in
 cash for year              38,995          (306)      (21)        (3,139)         -       35,529
Cash at beginning of year    1,102           327       119         39,569          -       41,117
                          -----------------------------------------------------------------------

Cash at end of year       $ 40,097     $      21    $   98      $  36,430     $    -    $  76,646
                          =======================================================================

Cash payments
  for - Interest          $  1,651     $   2,585    $    -      $  14,562     $    -    $  18,798
      - Income taxes             -         1,006         -          6,757          -        7,763


 ITEM 2
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations
 Sales for the quarter ended December 31, 1998 were $268.7 million, a decrease of 26.8% from a year earlier. Sales for the nine months period were $768.1 million, a decrease of 19.5% from same period a year earlier. Most of the change was due to continuing difficulties in the wool segment and lower prices in the tobacco segment. Sales of $215.1 million and $607.6 million for the quarter and nine months, respectively, for the tobacco division were down 24.8% and 14.0% from the corresponding period in 1997. Overall, for the quarter, tobacco volume was down 21.0% due to decreases in Europe, the Far East and South America, and average prices worldwide were lower. For the nine months volume was 2.3% higher than the prior year despite softness during the quarter. Lower prices offset the volume gain to result in the lower sales. Nontobacco sales of $53.6 million and $160.5 million for the quarter and nine months, respectively, were down 33.7% and 35.2% primarily as the result of depressed market conditions as the industry continues to deal with the impact of the Asian economic problems and supply/price dynamics.

The tobacco sales and price trends combined with the depressed market conditions in the wool segment resulted in lower gross margins for the quarter against the prior year period. Gross margin for the nine months improved from the 1997 period due primarily to a reduction in interest expense resulting from the application of the proceeds of the senior notes issue to reduce short-term borrowings. The increase in other interest expense for the nine months is primarily due to the senior notes issue mentioned previously and the other income was higher due to the gains on sales of fixed assets and gains realized from the proceeds of life insurance policies.

 The effect of the sales declines in the wool segment and lower average tobacco prices combined to lower income before taxes for the quarter and nine months. The variation in income tax charges or credits as a percentage of pretax income is due to differences in tax rates worldwide and relief available in areas where profits are earned or losses are incurred. For the periods ended December 31, 1998, the Company incurred losses in the wool segment in areas where tax relief was not available.

Net income was $0.8 million, or $0.06 per share on a diluted basis, versus $8.6 million, or $0.62 per share for the quarter. For the nine months period, net income was $6.8 million, or $0.53 per share on a diluted basis, versus $15.7 million, or $1.25 per share on a diluted basis. The increase in shares outstanding was primarily attributable to the Company's 3.0 million share public offering during the June 1997 quarter.


Liquidity and Capital Resources

Working  capital at  December  31, 1998 was $218.9  million,  compared to $223.0 million a year earlier. Most of the decrease was due to the use of working capital for business acquisitions and additions to property, plant and equipment. Capital expenditures during 1998 of $12.0 million consisted primarily of routine expenditures of $10.0 million in the tobacco division and $2.0 million in the wool division. During the same period the Company increased its holding in its Spanish operations from 66.33% to 100% and also invested an additional amount in its Indian and Tanzanian operations. Cash used in operating activities totaled $66.1 million mainly due to increase in inventories and a decrease in payables. The Company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and business conditions.

During the first quarter of fiscal 1998 the Company completed a secondary issue of 3,022,500 shares, from which the Company received $47 million. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants which could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $14.7 million of retained earnings available for distribution as dividends at December 31, 1998.

On August  1, 1997 the  Company  completed  a $115  million  Rule  144A  private placement of 8 7/8% Senior Notes Due 2005. The Senior Notes were subsequently registered with the Securities and Exchange Commission and an exchange offer was completed on December 31, 1997. The proceeds were used to repay indebtedness under existing bank credit facilities and certain long-term debt.
 .

STANDARD COMMERCIAL CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


 Liquidity and Capital Resources (continued)

 Based on the outlook for the tobacco and wool divisions, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.


 Year 2000 Issues

Background
The approach of the year 2000 has heightened concern over potential problems with data systems and devices that may not be able to process dates properly after 1999. Affected systems and devices may fail or malfunction if not remedied or replaced. The Company actually began addressing internal year 2000 issues in the early 1990's. From 1991 to 1994 the Company began to move away from mainframe based systems and became an early adopter of PC, LAN and client-server solutions to meet information needs. The Company internally developed new manufacturing and inventory applications using tools that accommodate dates as proper date types rather than encoded string variables or limited serial numeric dates. The internally developed applications and year 2000 compliant financial systems were installed in many group companies in the mid-1990's. The Company formed a steering committee in 1997 to assess the Company's year 2000 readiness and to develop a plan to ensure readiness. The steering committee, which includes representatives from all functional areas of the Company, meets monthly to monitor progress on the plan, advise group companies on issues and allocate resources for solutions. The plan adopted consists of two main areas of focus.

Year 2000 Plan
1. Internal year 2000 issues
Internal year 2000 issues include the effects of date changes on the Company's technology, including hardware, software and equipment containing other embedded systems such as programmable logic controllers ("PLC"). The steering committee's plan for assessing internal year 2000 readiness consists of identifying technology at each location, evaluating the exposure of such technology to year 2000 problems, testing the technology for problems and resolving any problems noted. The critical technology identified includes manufacturing, inventory and financial systems. The Company has made substantial progress on the internal plan. Most group companies have already developed comprehensive inventories of technology and evaluated their exposure. In locations where the Company uses externally provided software or PLC technology in equipment, testing is being done and vendor surveys have been conducted. Members of the steering committee and a full-time information resources technician are visiting locations to assess the completeness of the listings and assist in evaluating readiness. The Company expects the identification, evaluation and testing phases of the plan to be fully completed by June 1999. As noted above, the use of the Company's internally developed manufacturing and inventory applications has alleviated the major issues associated with year 2000 at most locations. Only one location, a European subsidiary manufacturing facility, had pervasive year 2000 issues. The Company is in the process of replacing the systems in that location with internally developed software and expects to complete the project by March 1999.

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

Costs
The Company currently plans to complete its year 2000 plan by June 30, 1999. The total remaining cost of completing the plan is estimated at $0.7 million, which includes the cost of installing internally developed manufacturing software in the European subsidiary, any software upgrades from vendors necessary to be compliant and the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs to implement contingency plans that are being developed. The costs associated with year 2000 issues are expensed as incurred and are funded with cash flow from operations. As of December 31, 1998 the Company has incurred and expensed approximately $0.5 related to the identification, evaluation and testing phases of the plan. The Company does not expect the total costs of addressing these issues to be material to its consolidated financial position or results of operations.

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

Conversion to the Euro Currency

On January 1, 1999, eleven of the European Union countries began the conversion from their national currencies to the "Euro" by agreeing to fixed rates of exchange of their currencies against the Euro. In the initial phase, the national currencies will continue to exist until full conversion in July 2002. The Company's subsidiaries affected by the conversion are developing procedures and modifying financial reporting to accommodate the new currency. The Company anticipates that the Euro conversion will not have a material adverse effect on its financial condition or results of operation.


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


Dated: February 10, 1999            STANDARD COMMERCIAL CORPORATION
                                                  (Registrant)



                                   By /s/   Robert E Harrison
                                      ----------------------------------
                                      Robert E Harrison
                                      President, Chief Executive Officer



                                   By /s/   Robert A Sheets
                                      ------------------------------------
                                      Robert A Sheets
                                      Vice President and Chief Financial Officer

STANDARD COMMERCIAL CORPORATIONCOMPUTATION OF EARNINGS PER COMMON SHARE
EXHIBIT  11
(In thousands, except share information; unaudited)


                                                                   Third quarter ended          Nine months ended
                                                                       December 31                 December 31
                                                                    1998         1997           1998         1997
                                                                   -----        -----           ----        -----
BASIC EARNINGS PER SHARE

Net income applicable to common stock .......................   $       760   $     8,608   $     6,793   $    15,740
                                                                ===========   ===========   ===========   ===========

Basic average shares outstanding ............................    12,824,281    12,802,375    12,816,663    12,234,431

 Basic earnings per common share - net ......................   $      0.06   $      0.67   $      0.53   $      1.29

DILUTED EARNINGS PER SHARE
 Net income applicable to common stock ......................   $       760   $     8,608   $     6,793   $    15,740
Add -- after-tax  interest  expense  on  7 1/4% convertible
        subordinated debentures at November 1                           825           825         2,475         2,475
                                                                -----------   -----------   -----------   -----------
Net income applicable to common stock .......................   $     1,585   $     9,433   $     9,268   $    18,215
                                                                ===========   ===========   ===========   -----------

Basic average shares outstanding ............................    12,824,281    12,802,375    12,816,663    12,234,431
Increase in shares outstanding assuming
        -- conversion of 7 1/4% convertible
        subordinated debentures at November 13, 1991 ........     2,348,536     2,348,536     2,348,536     2,348,536

Diluted average shares outstanding ..........................    15,172,817    15,150,911    15,165,199    14,582,967

Diluted earnings per common share - net .....................   $      0.10   $      0.62   $      0.61   $      1.25