Form 10-K
period 1999-03-31
STANDARD COMMERCIAL CORP
filed 1999-06-25
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS    YES X     NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [ ]

AT JUNE 10, 1999 THERE WERE 12,933,652 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE ON JUNE 10, 1999 WAS APPROXIMATELY: $82,450,000.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 1999 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 10, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS II, III AND IV.

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

           There have been no significant changes in business segments since April 1, 1998. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material.

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

           Government Regulation and Environmental Compliance

           In recent years, governmental entities in the United States at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (i) the U.S. Environmental Protection Agency's classification of tobacco environmental smoke as a "Group A" (known human) carcinogen; (ii) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (iii) proposals by the U.S. Food and Drug Administration to sharply restrict cigarette advertising and promotion and to regulate nicotine as a drug;
(iv) increases in tariffs on imported tobacco; (v) proposals to increase sales and excise taxes on cigarettes; (vi) the policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors; (vii) lawsuits against cigarette manufacturers by several U.S. states seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking; and (viii) the recent enactment of stricter regulations designed to prohibit sales of cigarettes to minors. It is not possible to predict the outcome of such actions or litigation or the effect adverse determinations against the manufacturers might have on leaf merchants, like the Company, or the extent to which governmental activities and litigation might adversely affect the Company's business directly.

           In November 1998 the major U.S. cigarette manufacturers reached agreement and settled lawsuits with 46 states concerning reimbursement for expenditures related to smoking related health costs. Key provisions of the settlement are as follows:

a. Payments of $206 billion over 25 years from the cigarette manufacturers to the state's based on each states medicaid population. (Medicaid expenses to treat residents have been the basis for many of the claims against the cigarette manufacturers.)
b. Marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of sporting events by brand names.
c. Disband the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research.
d. Elimination of vending machine sales and requirements that all tobacco products be behind a counter.
e. Payments of $1.7 billion for educational efforts about the dangers of smoking and discouraging youth smoking.

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

           Although the Company's wool scouring and top making operations involve discharges of significant amounts of effluent waste, the Company believes that it is currently in compliance with applicable foreign laws otherwise relating to the protection of the environment. Such compliance has not had, and is not anticipated to have, any material effect upon the competitive position of the Company.

           The Leaf Tobacco Industry

           Multinational cigarette manufacturers, with one principal exception, rely primarily on global independent leaf tobacco merchants, such as the Company, to process and supply leaf tobacco used in the manufacturing process. Leaf tobacco merchants select, purchase, process, store, pack and ship tobacco, and, in a growing number of emerging markets, provide agronomy expertise and financing for growing leaf tobacco. Currently, there are three global independent leaf tobacco merchants, including the Company. Important trends in the leaf tobacco industry include:

           Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semioriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association (TMA), the American-blend cigarette consumption (excluding China) has increased from 1.74 trillion units in calendar 1990 to 1.98 trillion units in calendar 1998, an increase of 13.6%. The TMA estimates that worldwide American-blend tobacco consumption (excluding China) will increase an additional 5.2% to more than 2.02 trillion units by the year 2002. The TMA also estimates that worldwide American-blend cigarette consumption (excluding China), as a percentage of total consumption, has also experienced substantial growth, increasing from 44.2% in 1990 to 52.2% in 1998, and is projected to reach 53.4% by the year 2002. As American-blend cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by leaf tobacco merchants has grown accordingly. Several multinational cigarette manufacturers have made significant investments in the Former Soviet Union, which the Company believes may lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco sourced and processed by the three global independent leaf tobacco merchants, including the Company, has grown accordingly.

           Growth in Foreign Operations of Multinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the Former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to the semiperishable nature of unprocessed leaf tobacco and the existence of domestic tobacco content laws in certain countries. The Company also believes that the international expansion of cigarette manufacturers will cause these manufacturers to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

           Growth in Foreign-Sourced Tobacco. In an effort to respond to cigarette manufacturers' increasing demand for lower cost American-blend tobacco, the major leaf tobacco merchants have made significant investments in Africa, Asia, Europe and South America, the principal sources of flue-cured, burley and oriental tobacco outside the United States. The Company expects this trend to continue in the foreseeable future as the quality of foreign-grown tobacco continues to improve.

           Consolidation of Tobacco Merchants. Leaf tobacco merchants continue to consolidate through worldwide acquisitions and mergers. As recently as 1989, there were eight major international merchants. Currently, there are three global independent leaf tobacco merchants, including the Company, which purchase, process, store, sell and ship leaf tobacco worldwide. The Company believes that it has experienced growth in tobacco volumes as a result of this industry consolidation as the multinational cigarette manufacturers diversify their sourcing partners of quality leaf tobacco.


           Global Market Conditions During fiscal 1999, economic difficulties in Asia and Eastern Europe have resulted in loss of consumer purchasing power as currencies weakened significantly against the U.S. dollar. This leads to lower consumption of premium brand styles of tobacco and a shift to lower cost products. The major international suppliers of cigarettes in these areas have experienced volume declines in most major markets. In turn, they have taken a conservative approach to inventory management issues and focused more on the low-cost-filler style tobaccos which result in lower prices for purchases of leaf tobacco.

In the U.S. market, the late November 1998 settlement between the cigarette manufacturers and the states for health care claims has resulted in major price increases which could affect demand. This issue is impacting U.S. domestic purchase programs as well. Until the effects of the settlement related issues are known, the uncertainty is prompting a conservative approach to inventory management in this market as well.

In the latter part of the fiscal year, several of the largest international cigarette manufactures announced mergers that have further added to uncertain purchasing conditions as the effects of combining different companies will have to be analyzed.

           Tobacco Operations

           The Company has developed an international network through which it purchases, processes and sells tobacco. In addition to processing facilities in North Carolina and Kentucky, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, both significant exporters of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy, Spain and Thailand. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Argentina, Brazil, Canada, China, India, Kenya, Kyrgyzstan, Tanzania and Ukraine.

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

           Although Argentina, Brazil, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, the Company buys tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although such purchases are usually made with some knowledge of its customers' requirements. In certain of these markets the Company advances or finances the purchase of fertilizer and other supplies to assist farmers in growing the crop. These advances generally are repaid with deliveries of tobacco to the Company. During fiscal 1999, the maximum aggregate amount of such advances by the Company was $52.1 million.

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

           The Company processes its tobacco in three wholly-owned plants in the United States and 13 other facilities around the world owned or leased by subsidiaries and affiliates. In addition, the Company has access to four other processing plants in which it has no ownership interest. In all cases, tobacco processing is under the direct supervision of Company personnel. Modern laboratory facilities are maintained by the Company to assist in selecting tobacco for purchase and to test tobacco during and after processing.

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

           The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities. In fiscal 1999, the Company's five largest customers accounted for approximately 46.6% of total sales (58.3% of tobacco sales). In fiscal years 1999, 1998 and 1997, one customer accounted for 20.0%, 24.1% and 24.1% of total sales, respectively. The Company believes that formal purchase contracts are not customary in the global leaf tobacco industry and agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. The Company has done business with most of its customers for many years. The Company believes that it has good relationships with its large customers; however, the loss of any one or more of these customers could have a material adverse effect on the Company.

           As of March 31, 1999, the Company had tobacco inventory of $315.5 million compared to $284.8 million at March 31, 1998. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco.

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

           Worldwide Tobacco Presence

           United States. The Company owns and operates a total of three processing facilities located in North Carolina and Kentucky and purchases tobacco at all major markets in the United States, including flue-cured tobacco markets in North Carolina, South Carolina, Virginia, Georgia and Florida; burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina; and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco are generally sold at public auction to the highest bidder. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. U.S. grown tobacco is more expensive than most non-U.S. tobacco, resulting in a declining trend in exports, which management believes should be offset by increased demand for foreign tobacco.

           Brazil. The Company currently, and has for many years, sells leaf tobacco produced in Brazil as the agent for Souza Cruz, a subsidiary of B.A.T. which has approximately 80.0% of the domestic cigarette market in Brazil. The Company fills orders and earns a commission from Souza Cruz based upon the sales price of the tobacco. During fiscal 1998, trusts established by the Company, acquired Meridional de Tobaccos Ltda., the fourth largest leaf tobacco processor in Brazil. The ownership of this operation complements the Company's continuing 27-year partnership in Brazil with Souza Cruz, and provides the Company with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China).

           Turkey and Greece. The Company is one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. The Company believes that the fragmented nature of the oriental tobacco markets and its leading presence in these markets provides it with an opportunity to expand revenues through acquisitions and continued strategic investments. The Company also purchases and processes flue-cured and burley tobacco in Greece. The Company processes tobacco in Turkey and Greece in two 51.0% owned facilities.

           Malawi, Zimbabwe and Tanzania. In Malawi, the largest exporter of low-cost burley tobacco in the world, the Company has a leading market position and services the large multinational cigarette manufacturers from its facilities in Lilongwe. The Company also is a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in the Company's facilities. In Zimbabwe, the Company purchases flue-cured tobacco and to a lesser extent burley tobacco, which it processes in its minority-owned facility. In Tanzania, one of the key emerging growing regions of low-cost filler tobacco, the Company has historically been one of the largest exporters of flue-cured tobacco. The Company holds a 20% interest in a privately-owned and -operated processing facility in Morogoro, Tanzania.

           China, Thailand and India. The Company has provided agronomy services and funded a variety of projects in China since 1981 and believes that it is the largest independent exporter of Chinese leaf tobacco. The Company currently operates three government-owned tobacco processing facilities in China. In fiscal 1999, the Company expanded its presence in China and expects to increase its production in the area through strategic alliances with the Chinese government. The Company is also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which it purchases directly from farmers or in some cases from a middlemen or curers. Flue-cured tobacco is grown mainly in Northern Thailand, burley tobacco is grown in Central Thailand and oriental leaf tobacco is grown in Northeast Thailand. The Company currently processes tobacco in Thailand in two facilities in which the Company owns a minority interest. In India, an emerging source of low-cost filler tobacco, the Company purchases primarily flue-cured tobacco. The Company has entered into a joint venture with a local partner in Guntur, India for a new processing facility which began operations in the current fiscal year.

           Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and Zaire.

           The Wool Industry

           The Company is a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, the Company owns and operates an integrated group of wool companies which purchase, process and sell wool to other wool processors, felting companies, knitters and spinners of yarn, and manufacturers of worsted and woolen products. The Company does not raise sheep or produce textile products. For fiscal 1999, the Company derived approximately 20.0% of its revenue from its wool division.

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

           Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. Wool International, an organization created by the Australian government, was responsible for the reduction of the stockpile. Sales of the stockpile were frozen in October 1998. This operation was recently privatized and the newly created company, Woolstock, is expected to resume sales of the stockpile, which on March 31, 1999 totaled 111,000 metric tons, in mid 1999.

           Global Wool Market Conditions

           The ability of natural wool fibers to compete on price and quality with synthetics has been diminished over the past few years. Falling prices on synthetic fibers, the potential for substitution at both the processing and retail levels and the buildup of raw stocks in Australia have contributed to an oversupply of natural wool. As a result, prices for wool fell substantially during the year. Demand for Australian wool (the worlds largest growing origin) by the major markets in Asia fell for the second consecutive year. The economic problems in Asia caused further downward pressures on prices and disrupted the European markets for processed wool products as low cost goods from Asia filled the traditional supply channels to the fashion industry in Europe

           Worldwide wool production during the Company's 1999 fiscal year was below demand for the fifth consecutive year. Production by the five major wool exporting countries has declined by 17.0% over the past five years. As a consequence of severely depressed market conditions, recently shorn wool has been kept on the farm and this additional stockpile is estimated at 89,000 metric tons. Build up of finished wool products in the textile pipeline as a result of lower demand has added to the slow recovery of the industry.

           Operations

           From the outset, the Company's strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. The Company believes that as a result of its acquisitions and the continuing consolidation of the wool industry, it has become one of the world's largest traders and processors of wool. The Company owns and operates processing facilities in four countries, including scouring mills in South Africa and the United Kingdom and combing mills in Chile and France. The Company has entered into a joint venture for an aqueous scouring facility in Western Australia, the only one of its type in the region. The Company closed its wholly owned scouring facility in New Zealand and acquired a 24.9% interest in an existing facility. The Company has also acquired a 35.7% interest in a topmaking facility in Tasmania. The Tasmanian operation is facing severe financial difficulties and a feasibility study is underway to decide whether to continue this operation or cease activities. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

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

           Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at the Company's plants in South Africa, France and the United Kingdom, and at its jointly owned facilities in Australia, New Zealand and Tasmania, or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France, and at its jointly owned facility in Tasmania, and by commission combers in Argentina, Australia, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

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

           Selling. The Company currently derives approximately 70% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 1999, processed wool (i.e., scoured and tops) accounted for approximately 69% of the Company's wool revenues, followed by greasy wool (21%), specialty fibers and lanolin (10%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufactures of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounted for less than 2% of total sales and 5% of total wool sales for fiscal 1999. Sales are typically made in local currencies of the customers.

           The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months. At March 31, 1999 and 1998, the Company had outstanding orders for wool of approximately $79.0 million and $87.0 million, respectively.

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

           Other Operations and Investments

           In early fiscal year 1999, the Company closed and liquidated a small noncore activity: Stancom Home Center, which operated a wholesale/retail building materials and home supply center located in Wilson, North Carolina. Revenues and earnings of this business were not material.

EMPLOYEES

           At March 31, 1999, the Company had a total of approximately 2,804 full-time employees (including approximately 513 in the United States) and approximately 1,233 full-time employees in affiliated companies. As of that date, of the Company's full-time employees, approximately 2,231 were in the tobacco business and approximately 573 were in the wool business. The tobacco business typically employs an additional 5,200 to 5,800 part-time employees during peak production periods.

           The Company's principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of its hourly employees, many of whom are seasonal. The agreement expires on May 31, 2002. The Company believes its relations with employees covered by this agreement are good. Employees at the French wool plant are also represented by labor unions under an agreement subject to renewal every December 31. The Company believes that its relations with its employees in France are good.

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

ITEM 2.  PROPERTIES.

Tobacco Operations

           The Company generally conducts its tobacco processing operations in facilities near the area of production. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel. A current summary showing the principal tobacco operating properties of the Company or its affiliates is shown below:



                                                                                                       AREA
             LOCATION                             PRINCIPAL USE                                   (SQUARE FEET)
             --------                             -------------                                   --------------
UNITED STATES
        Wilson, NC                             Factory/storage                                       1,008,000
        King, NC                               Factory                                                 134,600
        Springfield, KY                        Factory/storage                                         392,000

TURKEY
        Izmir                                  Factories (2)/storage                                   431,300
        Izmir                                  Storage                                                 204,500*

GREECE
        Alexandria                             Factory/storage                                         402,000
        Salonica                               Factory/storage                                         772,700
        Salonica                               Factory/storage                                         236,300*

MALAWI
        Lilongwe                               Factory/storage                                         776,000

ZIMBABWE
        Harare                                 Factory/storage                                         565,800*
        Harare                                 Storage                                                 233,500

THAILAND
        Chiengmai                              Factory/storage                                         872,000
        Banphai                                Factory/storage                                         377,000

ITALY
        Caserta                                Factory/storage                                         800,000*

SPAIN
        Benavente                              Factory/storage                                         206,000
        Benavente                              Storage                                                 132,400*

Brazil
        Santa Cruz do Sul                      Factory/storage                                         790,910

India
        Guntur                                 Factory/storage                                         252,500



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

Wool Operations

           The Company generally conducts its scoured wool operations in the country of origin, and processes wool tops in France and Chile. A current summary showing the principal wool operating properties of the Company or its affiliates is shown below:



                                                                                                       AREA
             LOCATION                                 PRINCIPAL USE                                (SQUARE FEET)
             --------                                 -------------                                -------------

AUSTRALIA
        Fremantle                                     Storage                                        200,000

CHILE
        Punta Arenas                                  Factory/storage                                 57,000

FRANCE
        Tourcoing                                     Factory/storage                                964,900

NETHERLANDS
        Dongen                                        Storage                                         23,700

NEW ZEALAND
        Winchester                                    Factory/storage                                 85,000

SOUTH AFRICA
        Port Elizabeth                                Factory/storage                                 70,000*

Tasmania
        Launceston                                    Factory/storage                                 98,000

UNITED KINGDOM
        Bradford                                      Factory/storage                                165,000



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.

  Executive Officers and Certain Key Employees of the Company at June 10, 1999



Name                             Age                              Positions
----                             ---                              ---------

Robert E. Harrison                45              President and Chief Executive Officer
Marvin W. Coghill                 65              Chairman - Tobacco Division
Alfred F. Rehm                    50              President - Tobacco Division
Paul H. Bicque                    55              Managing Director - Wool Division
Henry C. Babb                     54              Vice President - Public Affairs, General Counsel
                                                       and Secretary
Ery W. Kehaya, II                 47              Vice President, and Tobacco Division
                                                       Regional Manager - North America
Michael K. McDaniel               49              Vice President-Human Resources
Robert A. Sheets                  44              Vice President and Chief Financial Officer
Keith H. Merrick                  44              Vice President and Treasurer
Hampton R. Poole, Jr.             47              Vice President and Controller
Timothy S. Price                  40              Vice President - Business Planning
                                                       and Development
Krishnamurthy Rangarajan          56              Vice President and Assistant Secretary


           Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 10, 1999 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers and key employees is set forth below:

           Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President - Sales of the Tobacco Division since February 1995. He joined the Company in 1978 and his 31 year career in the tobacco industry includes experience in all phases of the leaf department.

           Paul H. Bicque has served as Managing Director of the wool division since December 1995. From 1992 to December 1995, he served as a Commercial Director of the wool division. From 1990 until he joined the Company, Mr. Bicque worked as an international senior management consultant.

           Henry C. Babb joined the Company in December 1997 as Vice President - Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining the Company, Mr. Babb practiced law for 28 years, including 17 years as a partner with a law firm in Wilson, North Carolina.

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

           The above persons have been appointed for terms continuing until at the Board of Directors meeting following the Annual Meeting of Shareholders on August 10, 1999 or until their successors have been duly elected and qualified.

                                     PART II

ITEM 5      -    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 SHAREHOLDER MATTERS

ITEM 6      -    SELECTED FINANCIAL DATA

ITEM 7      -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

ITEM 7A     -    QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK


           The information called for by Items 5, 6, 7 and 7A is contained in the Company's 1999 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.



      Item            Caption in Annual Report                                      Page No.
      ----            ------------------------                                      --------
        5             Quarterly Financial Data (Unaudited)                             33
        6             Selected Financial Data                                          33
    7 and 7A          Management's Discussion and Analysis of
                           Results of Operations and Financial Condition              8-13


ITEM 8          -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The data appearing on pages 17 through 36 of the Company's 1999 Annual Report to Shareholders, and the Independent Auditors' Report on page 16, are incorporated herein by reference and made a part hereof.

ITEM 9          -    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

                     None

                                    PART III

ITEM 10         -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11         -    EXECUTIVE COMPENSATION

ITEM 12         -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
`                    MANAGEMENT

ITEM 13         -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 10, 1999 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers who are not directors of the Company follows Item 4 of Part I of this Report.

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

           (b) Reports on Form 8-K:   None were filed  during the quarter  ended
               March 31, 1999.

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

                                4) Agreement dated as of December 1997 between the Company and Henry C. Babb

                                5) Agreement dated as of August 1998 between the Company and Paul H. Bicque

                     11.       Computation of Earnings per Common Share.

                     13. The Company's Annual Report to Shareholders for the year ended March 31, 1999 which, except for information expressly incorporated by reference into Items 5, 6, 7, 7A and 8 is not deemed to be "filed" as a part of this Report.

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

                                              STANDARD COMMERCIAL CORPORATION

                                          By:      /s/  Robert E Harrison
                                             -----------------------------------
                                             Robert E Harrison, President and
                                                  Chief Executive Officer

June 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 10, 1999 by the following persons on behalf of the Registrant in the capacities indicated.



/s/  Robert E Harrison                       President, and Director
-------------------------                 (Principal Executive Officer)
Robert E Harrison

/s/  Robert A Sheets               Vice President and Chief Financial Officer
-------------------------          (Principal Financial and Accounting Officer)
Robert A Sheets

/s/  J Alec G Murray                   Chairman of the Board of Directors
-------------------------
J Alec G Murray

/s/  Marvin W Coghill                                Director
-------------------------
Marvin W Coghill

/s/  William A Ziegler                              Director
-------------------------
William A Ziegler

/s/ Henry R Grunzke                                 Director
-------------------------
Henry R Grunzke

/s/  William S Barrack Jr                           Director
-------------------------
William S Barrack Jr

/s/  Charles H Mullen                               Director
-------------------------
Charles H Mullen

/s/  Daniel M Sullivan                              Director
-------------------------
Daniel M Sullivan

/s/  William S Sheridan                             Director
-------------------------
William S Sheridan

/s/ B Clyde Preslar                                 Director
-------------------------
B Clyde Preslar

Independent Auditors' Report


To the Board of Directors and Shareholders of Standard Commercial Corporation

We have audited the consolidated financial statements of Standard Commercial Corporation as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated June 10, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standard Commercial Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 10, 1999

STANDARD COMMERCIAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                            Balance at        Changed to       Charged to           Deductions         Balance at
                                             Beginning         Costs and          Other                                  End of
                                             Of Period         Expenses         Accounts            See Note A           Period

Year ended March 31, 1997
Deducted from asset accounts

Allowance for doubtful accounts...........   $  5,550,227      $ 1,055,067    $     -            $   3,004,567       $  3,600,727
Inventory.................................      5,174,426          877,403          -                1,116,004          4,935,825
                                          ---------------------------------------------------------------------------------------
   Total..................................    $10,724,653       $1,932,470    $     -               $4,120,571         $8,536,552
                                              ===================================================================================
Year ended March 31, 1998
Deducted from asset accounts

Allowance for doubtful accounts...........   $  3,600,727        $1,337,765   $     -              $   403,332       $  4,535,160
Inventory.................................      4,935,825         2,719,009         -                2,684,907          4,969,927
                                          ---------------------------------------------------------------------------------------
   Total..................................     $8,935,552        $4,056,774   $     -             $  3,088,907       $  9,505,087
                                               ==================================================================================
Year ended March 31, 1999
Deducted from asset accounts

Allowance for doubtful accounts...........   $  4,535,160          $891,348    $     -             $   423,240        $ 5,003,268
Inventory.................................      4,969,927         7,038,223         -                1,324,561         10,683,589
                                          ---------------------------------------------------------------------------------------
   Total..................................   $  9,505,087        $7,929,571   $     -               $1,747,801       $ 15,686,857
                                          =======================================================================================
