Form 10-Q
period 1999-06-30
STANDARD COMMERCIAL CORP
filed 1999-08-11
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED JUNE 30, 1999


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


On August 2, 1999 the registrant had outstanding 12,942,470 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                          YES   X           NO
                                             --------         --------

PART 1 FINANCIAL INFORMATION
ITEM  1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
                                                        June 30      March 31
                                                ------------------  ---------
                                                     1999     1998       1999
                                                     ----     ----       ----
                                                      (unaudited)

ASSETS
Cash............................................$  32,279  $45,138  $  43,767
Receivables.....................................  269,671  272,966    228,910
Inventories.....................................  386,926  373,244    376,922
Prepaid expenses................................    5,945    7,190      5,353
Marketable securities...........................      641    1,131        656
                                                -----------------------------

   Current assets...............................  695,462  699,669    655,608

Property, plant and equipment...................  151,664  107,310    155,389
Investment in affiliates........................   15,861   14,751     12,782
Other assets....................................   53,982   57,247     54,618
                                                -----------------------------

   Total assets................................. $916,969 $878,977   $878,397
                                                =============================

LIABILITIES
Short-term borrowings........................... $328,475 $297,842   $280,587
Current portion of long-term debt...............   12,697    4,509     12,646
Accounts payable................................  147,977  158,960    149,433
Taxes accrued...................................   10,778   20,960     14,159
                                                -----------------------------

   Current liabilities..........................  499,927  482,271    456,825

Long-term debt..................................  139,522  125,776    144,161
Convertible subordinated debentures.............   69,000   69,000     69,000
Retirement and other benefits...................   20,599   19,577     20,224
Deferred taxes..................................    8,934    2,502      8,875
                                                -----------------------------

   Total liabilities............................  737,982  699,126    699,085
                                                -----------------------------

MINORITY INTERESTS..............................   28,426   28,537     28,307
                                                -----------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized
  shares 1,000,000 Issued none
Common stock, $0.20 par value; authorized
  shares 100,000,000 Issued 15,554,772
  (June 98 - 15,429,220; Mar 99 - 15,540,078)...     3,111     3,086      3,108
Additional paid-in capital......................   102,755   101,853    102,680
Unearned restricted stock plan compensation.....    (2,031)   (1,896)    (2,177)
Treasury shares, 2,617,707 (June 98 -
  2,617,707; Mar 99 - 2,617,707)                    (4,250)   (4,250)    (4,250)
Retained earnings...............................    90,045    84,958     89,430
Accumulated other comprehensive income..........   (39,069)  (32,437)   (37,786)
                                                 -------------------------------
   Total shareholders' equity...................   150,561   151,314    151,005
                                                 -------------------------------
   Total liabilities and equity................. $ 916,969  $878,977  $ 878,397
                                                 ===============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (In thousands, except per share data; unaudited)


                                                           Three months ended

                                                                June 30
                                                                -------
                                                              1999       1998
                                                              ----       ----
Sales - tobacco                                           $196,253   $226,257
     - nontobacco.....................................      50,514     64,151
                                                      -----------------------

  Total sales.........................................     246,767    290,408

Cost of sales
   - Materials, services and supplies.................     215,847    260,640
   - Interest.........................................       5,430      5,213
                                                      -----------------------

     Gross profit.....................................      25,490     24,555
Selling, general and administrative expenses..........      18,637     17,997
Other interest expense................................       4,631      4,317
Other income (expense) - net..........................         816      2,640
                                                      -----------------------

     Income before taxes..............................       3,038      4,881
Income taxes..........................................       1,904      2,210
                                                      -----------------------

     Income after taxes...............................       1,134      2,671
Minority interests....................................        (351)      (749)
Equity in earnings of affiliates......................         479         93
                                                      -----------------------

     Net income.......................................       1,262      2,015



Retained earnings at beginning of period..............      89,430     82,943
Common stock dividends ...............................        (647)         -
                                                      -----------------------

Retained earnings at end of period....................      $90,045   $84,958
                                                      =======================

Earnings per common share
  Basic and dilulted - net............................        $0.10     $0.16
                     - average shares outstanding.....       12,933    12,810
Dividend declared per common share....................        $0.05      nil




The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                           Three months ended
                                                                 June 30
                                                                 -------
                                                              1999       1998
                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income............................................      $1,262     $2,015
  Depreciation and amortization.......................       5,533      4,702
  Minority interests..................................         351        749
  Deferred income taxes...............................         132       (386)
  Undistributed earnings of affiliates net of
    dividends received................................        (479)       (93)
  Gain on disposition of property, plant and
    equipment.........................................        (157)    (1,889)
  Other...............................................       2,041     (1,714)
                                                      ------------------------
                                                             8,683      3,384
Net changes in working capital other than cash
  Receivables.........................................     (43,698)   (19,084)
  Inventories.........................................     (10,941)   (15,126)
  Current payables....................................      (4,382)    15,505
                                                      -----------------------

CASH USED FOR OPERATING ACTIVITIES....................     (50,338)   (15,321)
                                                      ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions                   (2,362)    (2,422)
                              - dispositions                   252      6,916
Business acquisitions ................................      (2,532)    (5,342)
                                                      ------------------------

Cash used for investing activities....................      (4,642)      (848)
                                                      -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...................      47,889     30,043
Proceeds from long-term borrowings....................         810         66
Repayment of long-term borrowings.....................      (5,285)    (2,983)
Other.................................................          78         65
                                                      -----------------------

CASH PROVIDED BY  FINANCING ACTIVITIES................      43,492     27,191
                                                      -----------------------

Increase (decrease) in cash for period................     (11,488)    11,022
Cash at beginning of period...........................      43,767     34,116
                                                      -----------------------

CASH AT END OF PERIOD.................................    $ 32,279    $45,138
                                                      =======================

Cash payments for - interest....................            $5,963     $6,423
                  - income taxes................            $4,987     $3,460


The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 1999. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                    June 30            March 31
            ---------------------------------------    --------
            (In thousands)      1999           1998        1999
                                ----           ----        ----
            Tobacco         $332,176       $311,549    $315,506
            Nontobacco        54,750         61,695      61,416
                                ----       --------    --------

            Total           $386,926       $373,244    $376,922
                            ========       ========    ========

3.COMPREHENSIVE INCOME
The statement on comprehensive income requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.
The components of comprehensive income were as follows:

                                                        June 30
                                                        -------
                                                  1999           1998
                                                  ----           ----
(In thousands)
 Net income                                     $1,262         $2,015
 Other comprehensive income:
 Translation adjustment                         (1,283)          (497)
                                                -------          -----

 Total comprehensive income (loss)              $  (21)        $1,518
                                                -------        -------


4.EARNINGS PER SHARE
Earnings per share has been presented in conformity with Statement of Financial
 Accounting Standards No.128. In computing the diluted per-share amounts the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures and the exercise of outstanding stock options are not included because the calculations include adjustments which are antidilutive.

5.SEGMENT INFORMATION
The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal.Segment revenue and net income are as follows:


                                                   June 30
                                             -------------------
                                             1999          1998
                                             ------        ----
(In thousands
Sales
 Tobacco                                 $196,253      $226,257
 Nontobacco                                50,514        64,151
                                         --------      --------
                                         $246,767      $290,408
                                         --------      --------
Net income
 Tobacco                                 $  1,840      $  2,533
 Nontobacco                                  (578)         (518)
                                            ------       -------
                                         $  1,262      $  2,015
                                            -----         -----

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

6.SENIOR NOTES

The 8 7/8 % Senior Notes due 2005 were issued by Stanadard Commecial Tobacco
 Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee on a senior basis, the full and prompt performance of the issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the issuer and the Guarators.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 1999 (In thousands.)

                                               Standard
                                              Commercial      Standard                     Other
                                             Tobacco Co.    Commercial     Standard    Subsidiaries
                                                 Inc.       Corporation    Wool Inc.       (Non-
                                               (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                               --------     -----------   -----------   -----------    ------------      -----

Assets
Cash                                                $ 48            $ 9         $ 29       $ 32,193            $ -      $ 32,279
Receivables                                       28,082          2,150          133        239,306              -       269,671
Intercompany receivables                         141,748         16,440            9         12,338       (170,535)            -
Inventories                                      118,797              -          653        267,476              -       386,926
Prepaid expenses                                     401            381           14          5,149              -         5,945
Marketable securities                                  -              1            -            640              -           641
                                          ---------------------------------------------------------------------------------------

    Current assets                               289,076         18,981          838        557,102       (170,535)      695,462

Property, plant and equipment                     23,975              -           80        127,609              -       151,664
Investment in subsidiaries                        81,124        224,095       36,317        150,230       (491,766)            -
Investment in affiliates                               -              -            -         15,861              -        15,861
Other noncurrent assets                            5,421         10,381            -         38,180              -        53,982
                                          ---------------------------------------------------------------------------------------

    Total assets                                $399,596       $253,457      $37,235       $888,982      ($662,301)     $916,969
                                          =======================================================================================

Liabilities
Short-term borrowings                           $ 17,415            $ -          $ -      $ 311,060            $ -     $ 328,475
Current portion of long-term debt                      -              -            -         12,697              -        12,697
Accounts payable                                   7,455          2,375           15        138,132              -       147,977
Intercompany accounts payable                     49,254         34,724        1,742         84,815       (170,535)            -
Taxes accrued                                      7,462         (4,360)         (43)         7,719              -        10,778
                                          ---------------------------------------------------------------------------------------

    Current liabilities                           81,586         32,739        1,714        554,423       (170,535)      499,927

Long-term debt                                   117,940              -            -         21,582              -       139,522
Convertible subordinated debentures                    -         69,000            -              -              -        69,000
Retirement and other benefits                      8,656            705            -         11,238              -        20,599
Deferred taxes                                       125         (1,548)           -         10,357              -         8,934
                                          ---------------------------------------------------------------------------------------

    Total liabilities                            208,307        100,896        1,714        597,600       (170,535)      737,982

Minority interests                                     -              -            -         28,426              -        28,426

Shareholders' equity
Common stock                                         993          3,111       32,404        144,312       (177,709)        3,111
Additional paid-in capital                       130,860        102,755            -         60,564       (191,424)      102,755
Unearned restricted stock
    plan compensation                               (685)           (31)          (8)        (1,307)             -        (2,031)
Treasury stock at cost                                 -         (4,250)           -              -              -        (4,250)
Retained earnings                                 77,413         90,045        6,041         98,456       (181,910)       90,045
Accumulated other comprehensive income           (17,292)       (39,069)      (2,916)       (39,069)        59,277       (39,069)
                                          ---------------------------------------------------------------------------------------

    Total shareholders' equity                   191,289        152,561       35,521        262,956       (491,766)      150,561
                                          ---------------------------------------------------------------------------------------

    Total liabilities and equity                $399,596       $253,457      $37,235       $888,982      ($662,301)     $916,969
                                          =======================================================================================

                                      -7-

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 1999
(In thousands.)

                                                   Standard
                                                  Commercial      Standard                    Other
                                                  Tobacco Co.  Commercial     Standard     Subsidiaries
                                                    Inc.       Corporation    Wool Inc.       (Non-
                                                  (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                                  --------     -----------   -----------   -----------    ------------      -----

Sales                                              $ 24,568       $      -     $    302     $  276,689     $  (54,792)   $  246,767
Cost of sales:
  Materials services and supplies                    20,725              -          290        249,624        (54,792)      215,847
  Interest                                                -              -            -          5,430              -         5,430
                                                   ---------------------------------------------------------------------------------

  Gross profit                                        3,843              -           12         21,635              -        25,490
Selling, general &
   administrative expenses                            2,746            532           94         15,265              -        18,637
Other interest expense                                2,819          1,313            -            499              -         4,631
Other income (expense) net                            1,657            123          (45)          (919)             -           816
                                                   ---------------------------------------------------------------------------------

  Income (loss) before taxes                            (65)        (1,722)        (127)         4,952              -         3,038
Income taxes                                            (22)          (586)         (43)         2,555              -         1,904
                                                   ---------------------------------------------------------------------------------

  Income (loss) after taxes                             (43)        (1,136)         (84)         2,397              -         1,134
Minority interests                                        -              -            -           (351)             -          (351)
  Equity in earnings of affiliates                        -              -            -            479              -           479
  Equity in earnings of subsidiaries                  3,001          2,398         (476)             -         (4,923)            -
                                                   ---------------------------------------------------------------------------------

  Net income                                          2,958          1,262         (560)         2,525         (4,923)        1,262
Retained earnings at beginning
    of period                                        81,455         89,430        6,601         95,931       (183,987)       89,430
Common stock dividends                               (7,000)          (647)           -              -          7,000          (647)
                                                   ---------------------------------------------------------------------------------

  Retained earnings at end of period               $ 77,413       $ 90,045      $ 6,041     $   98,456     $ (181,910)   $   90,045
                                                   =================================================================================

                                      -8-

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 1999 (In thousands.)

                                                     Standard
                                                    Commercial      Standard                     Other
                                                   Tobacco Co.     Commercial     Standard    Subsidiaries
                                                       Inc.       Corporation    Wool Inc.       (Non-
                                                     (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations    Total
                                                     --------     -----------   -----------   -----------    ------------    -----
Cash provided by (used in)
  operating activities                            $ (17,901)           $ -        $ (19)     $ (32,418)           $ -     $ (50,338)
                                             ---------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                          (489)             -           (4)        (1,869)             -        (2,362)
  - disposals                                            91              -            -            161              -           252
Business (acquisitions) dispositions                      -              -            -         (2,532)             -        (2,532)
                                             ---------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                 (398)             -           (4)        (4,240)             -        (4,642)
                                             ---------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                  17,415              -            -         30,474              -        47,889
Proceeds from long-term borrowings                        -              -            -            810              -           810
Repayment of long-term borrowings                         -              -            -         (5,285)             -        (5,285)
Net proceeds of equity offering                           -              -            -              -              -             -
Other                                                    69              9            -              -              -            78
                                             ---------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                               17,484              9            -         25,999              -        43,492
                                             ---------------------------------------------------------------------------------------

Increase (decrease) in cash for year                   (815)             9          (23)       (10,659)             -       (11,488)
Cash at beginning of year                               863              -           52         42,852              -        43,767
                                             ---------------------------------------------------------------------------------------

Cash at end of year                                    $ 48            $ 9         $ 29       $ 32,193            $ -      $ 32,279
                                             =======================================================================================

Interest                                              $ 128            $ -          $ -        $ 5,835            $ -       $ 5,963
Income taxes                                            274          1,517            -          3,196              -         4,987

                                      -9-

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 1998 (In thousands.)

                                                 Standard
                                               Commercial      Standard                      Other
                                               Tobacco Co.    Commercial     Standard    Subsidiaries
                                                  Inc.        Corporation    Wool Inc.       (Non-
                                               (Issuer)      (Guarantor)   (Guarantor)   Guarantors)    Eliminations    Total
                                               --------      -----------   -----------   -----------    ------------    -----

Assets
Cash                                          $ 16,796          $ 24         $ 230       $ 28,088            $ -      $ 45,138
Receivables                                     15,020           589           421        256,936              -       272,966
Intercompany receivables                       170,572        17,783            37         17,780       (206,172)            -
Inventories                                     53,401             -         1,137        318,706              -       373,244
Prepaid expenses                                   621             -            15          6,554              -         7,190
Marketable securities                                -             1             -          1,130              -         1,131
                                             ----------------------------------------------------------------------------------

    Current assets                             256,410        18,397         1,840        629,194       (206,172)      699,669

Property, plant and equipment                   21,015             -            71         86,224              -       107,310
Investment in subsidiaries                      68,271       223,373        36,318        169,089       (497,051)            -
Investment in affiliates                         3,527             -             -         11,224              -        14,751
Other noncurrent assets                          6,755        13,585             -         36,907              -        57,247
                                             ----------------------------------------------------------------------------------

    Total assets                              $355,978      $255,355       $38,229       $932,638      ($703,223)     $878,977
                                             ==================================================================================

Liabilities
Short-term borrowings                              $ -           $ -           $ -      $ 297,842            $ -     $ 297,842
Current portion of long-term debt                    -             -             -          4,509              -         4,509
Accounts payable                                11,352         1,624            45        145,939              -       158,960
Intercompany accounts payable                   21,853        35,691         1,839        146,789       (206,172)            -
Taxes accrued                                    7,063        (2,472)          (42)        16,411              -        20,960
                                             ----------------------------------------------------------------------------------

    Current liabilities                         40,268        34,843         1,842        611,490       (206,172)      482,271

Long-term debt                                 117,940             -             -          7,836              -       125,776
Convertible subordinated debentures                  -        69,000             -              -              -        69,000
Retirement and other benefits                    8,218           645             -         10,714              -        19,577
Deferred taxes                                     221        (2,316)            -          4,597              -         2,502
                                             ----------------------------------------------------------------------------------

    Total liabilities                          166,647       102,172         1,842        634,637       (206,172)      699,126

Minority interests                                   -             -             -         28,537              -        28,537

Shareholders' equity
Common stock                                       993         3,086        25,404        136,305       (162,702)        3,086
Additional paid-in capital                     130,860       101,853             -         64,839       (195,699)      101,853
Unearned restricted stock
    plan compensation                             (659)          (27)           (8)        (1,202)             -        (1,896)
Treasury stock at cost                               -        (4,250)            -              -              -        (4,250)
Retained earnings                               72,305        84,958        10,794        101,959       (185,058)       84,958
Accumulated other comprehensive income         (14,168)      (32,437)          197        (32,437)        46,408       (32,437)
                                             ----------------------------------------------------------------------------------

    Total shareholders' equity                 189,331       153,183        36,387        269,464       (497,051)      151,314
                                             ----------------------------------------------------------------------------------

    Total liabilities and equity              $355,978      $255,355       $38,229       $932,638      ($703,223)     $878,977
                                             ==================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 1998
(In thousands.)

                                                  Standard
                                                 Commercial      Standard                      Other
                                                 Tobacco Co.   Commercial     Standard     Subsidiaries
                                                    Inc.       Corporation    Wool Inc.       (Non-
                                                 (Issuer)      (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                                 --------      -----------   -----------   -----------    ------------      -----

Sales                                             $ 29,334      $      -      $    591      $ 295,583     $  (35,100)    $ 290,408
Cost of sales:
  Materials services and supplies                   25,872             -           554        269,314        (35,100)      260,640
  Interest                                             102             -             -          5,111              -         5,213
                                           ----------------------------------------------------------------------------------------

  Gross profit                                       3,360             -            37         21,158              -        24,555
Selling, general &
   administrative expenses                           2,956           642           101         14,298              -        17,997
Other interest expense                               2,790         1,307             2            218              -         4,317
Other income (expense) net                           4,555           134           (56)        (1,993)             -         2,640
                                           ----------------------------------------------------------------------------------------

  Income (loss) before taxes                         2,169        (1,815)         (122)         4,649              -         4,881
Income taxes                                           738          (617)          (42)         2,131              -         2,210
                                           ----------------------------------------------------------------------------------------

  Income (loss) after taxes                          1,431        (1,198)          (80)         2,518              -         2,671
Minority interests                                       -             -             -           (749)             -          (749)
  Equity in earnings of affiliates                       -             -             -             93              -            93
  Equity in earnings of subsidiaries                 2,306         3,213          (444)             -         (5,075)            -
                                           ----------------------------------------------------------------------------------------

  Net income                                         3,737         2,015          (524)         1,862         (5,075)        2,015
Retained earnings at beginning
    of period                                       68,568        82,943        11,318        100,097       (179,983)       82,943
Common stock dividends                                   -             -             -              -              -             -
                                           ----------------------------------------------------------------------------------------

  Retained earnings at end of period              $ 72,305      $ 84,958      $ 10,794      $ 101,959     $ (185,058)    $  84,958
                                           ========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 1998 (In thousands.)

                                                   Standard
                                                 Commercial       Standard                     Other
                                                 Tobacco Co.     Commercial     Standard    Subsidiaries
                                                     Inc.        Corporation    Wool Inc.       (Non-
                                                  (Issuer)      (Guarantor)   (Guarantor)   Guarantors)    Eliminations    Total
                                                  --------      -----------   -----------   -----------    ------------    -----

Cash provided by (used in)
  operating activities                           $  6,131       $   (99)          $ 9      $ (21,362)        $    -     $ (15,321)
                                                 ---------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                        (489)            -           (21)        (1,912)             -        (2,422)
  - disposals                                       4,406             -             -          2,510              -         6,916
Business (acquisitions) dispositions                    -             -             -         (5,342)             -        (5,342)
                                                 ---------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                              3,917             -           (21)        (4,744)             -          (848)
                                                 ---------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                     -             -             -         30,043              -        30,043
Proceeds from long-term borrowings                      -             -             -             66              -            66
Repayment of long-term borrowings                     (83)            -             -         (2,900)             -        (2,983)
Net proceeds of equity offering                         -             -             -              -              -             -
Other                                                   -            65             -              -              -            65
                                                 ---------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                                (83)           65             -         27,209              -        27,191
                                                 ---------------------------------------------------------------------------------

Increase (decrease) in cash for year                9,965           (34)          (12)         1,103              -        11,022
Cash at beginning of year                           6,831            58           242         26,985              -        34,116
                                                 ---------------------------------------------------------------------------------

Cash at end of year                              $ 16,796       $    24         $ 230      $  28,088         $    -     $  45,138
                                                 =================================================================================

Interest                                         $     62       $     5         $   -      $   6,356         $    -     $   6,423
Income taxes                                          183         1,743             -          1,534              -         3,460

                                      -12-

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the quarter ended June 30, 1999 were $246.8 million, versus $290.4 million from a year earlier. Sales of $196.3 million for the tobacco division were down 13.3% from the corresponding period in 1998. While tobacco volumes from Africa and South America were higher than last year, overall tobacco volume was down by 2.7%. Average sales prices were 10.8% below the prior year's first quarter, reflecting current leaf supply levels and large crops in Brazil. Nontobacco sales of $50.5 million were down 21.3% because of flat volumes and weaker pricing as trading conditions remain difficult.

Gross profit for the quarter of $25.5 million improved 3.8% from the 1998 quarter due primarily to mix. Selling, general and administrative expenses increased slightly due to inflationary factors. Other income in the period included gain on disposition of assets of $0.2 million, versus $1.9 million in the prior period.

Income before taxes was lower mainly due to the reduction in the other income stated above. The effective tax rate increased from 45.3% during the first quarter in 1998 to 62.7% in the current quarter. This was mainly due to differences in tax rates and tax credits not utilisable in certain areas where losses are incurred. Income attributable to minority interest decreased due to a shift in the mix of oriental tobaccos shipped. Equity in earnings of affilates were up as a result of contributions from Far East and African affiliates.

Net income was $1.3 million, or $0.10 per share on a basic and diluted basis with 12.9 million average shares outstanding versus $2.0 million, or $0.16 per share on 12.8 million shares outstanding for the June 1998 quarter.

Liquidity and Capital Resources
Working capital at June 30, 1999 was $195.5 million, compared to $217.4 million a year earlier. Most of the decrease was due to the utilisation of working capital towards additions to property plant and equipment and business acquisitions. Capital expenditures during the 1999 quarter of $2.4 million consisted primarily of routine expenditures of $2.1 million in the tobacco division and $0.3 million in the wool division. During the same period the wool division invested $2.5 million in a Australian wool washing operation. Cash used in operating activities during the first quarter totaled $50.3 million mainly due to increases in receivables and inventories. The Company continues to closely monitor its inventory levels which fluctuate depending on seasonal factors and timing of deliveries to customers.

During the first quarter of fiscal 1999 the Company's major tobacco subsidiaries successfully completed the amendment of their global revolving bank credit facility. The amount of the facility was increased from $200.0 million to $233.0 million. The maturity date was extended to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreement to which the Company and its subsidiaries are parties contain financial covenants which could restrict payment of cash dividends. Under its most restrictive covenant, the Company had approximately $14.9 million of retained earnings available for distribution as dividends at June 30, 1999.

Year 2000 Matters
The approach of the year 2000 (Y2K) has heightened the concern over potential problems with data systems that may or may not be able to process year dates properly after 1999. Affected systems and devices may fail or malfunction if not remedied or replaced. The actual effects and magnitude of these potential problems are difficult to quantify. From 1991to 1994, the Company began to move away from mainframe based systems and became early adopters of PC, LAN and client-server solutions to meet information needs. New systems were developed internally to accommodate dates as proper dates types rather than encoded string variables or limited serial numeric dates. A steering committee representing all functional areas of the company was formed in 1997. The committee is charged with developing a plan to ensure readiness, advising group companies of issues, monitering progress and compliance, and allocating resources for solutions. The plan adopted consists of two main areas of focus.
(1). Internal issues.
---------------------
This area includes the effect on the company's technology, including hardware, software and equipment containing other embedded systems such as programmable logic controllers (PLC). The critical systems identified include manufacturing, inventory and financial systems. The plan is to identify technology at each location, evaluate the exposure of such technology to Y2K problems, test the technology for problems and select the means to resolve the identified problems.

The company has made substantial progress on the internal plan. A comprehensive file for each location has been developed and individual site follow-up visits to each location by members of the steering committee are scheduled to be completed by Septemebr 1999. Testing and detailed reviews by a dedicated full time information resources technician at major sites were completed and his recommendations are being followed up. The move to internally developed core systems alleviated the major issues associated with Y2K. In locations were the Company uses externally provided software, or PLC technology in equipment, testing has been completed and vendor surveys have been performed. The one major potential problem identified was in a European subsidiary manufacturing facility. The Company has replaced the systems in that location with our internally developed software. Although there can be no absolute assurance that the Y2K plan will be able to identify all potential problem areas, the Company is presently on schedule to complete the internal phase of the plan. Contingency plans are currently being developed to sustain operations and continue to provide a high level of customer service.
(2).External issues.
--------------------
The Company has communicated with and continues to communicate with its suppliers, customers, financial institutions and other business partners to determine the extent of readiness and compliance with Y2K issues. Responses are being catalogued and follow-up communications are ongoing as necessary. Certain significant customers and suppliers are located in foreign countries where the awareness of Y2K problems and remediation efforts may be behind that of the United States. Additionally, the Company is subject to operational risks relating to readiness of utilities, transportation facilities, financial service providers and government operated services that could interrupt business unit operations. There can be no assurance that all these business partners will be fully compliant or the problems they may encounter will have no adverse effect on company operations. The Company currently estimates that the total cost for addressing Y2K issues will be $1.4 million, which includes the cost of installing internally developed manufacturing software in the European subsidiary, any software upgrades from vendors necessary to be compliant and the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs to implement any contingency plans that are currently being developed. The costs associated with Y2K issues are expensed as incurred and are funded with cash flow from operations. As of June 30, 1999 the Company had expensed $1.10 million. The Company does not expect the total costs of addressing these issues to be material to its consolidated financial position or results of operations. While there can be no absolute assurance that the Company can identify and address all potential issues arising from Y2K issues, the management believes that the Company is taking adequate action and will be able to continue providing quality products and services to our customers.

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

                         PART II - OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         a. The following exhibits are filed as a part of this report:

            4(i)Fourth Supplemental Agreement dated May 18, 1999 between the company and certain subsidiaries and Deutsche Bank A.G. et al.

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


Dated: August 10, 1999
                                    STANDARD COMMERCIAL CORPORATION
                                                  (Registrant)



                                    By          /s/   Robert E Harrison
                                      ------------------------------------------
                                       Robert E Harrison
                                       President, Chief Executive Officer



                                    By          /s/   Robert A Sheets
                                      -----------------------------------------
                                       Robert A Sheets
                                       Vice President and Chief Financial
                                       Officer

STANDARD COMMERCIAL CORPORATION                                   EXHIBIT  11
COMPUTATION OF EARNINGS PER COMMON SHARE
(In thousands, except per share information; unaudited)

                                                          First quarter ended
                                                                  June 30
                                                              1999       1998
                                                              ----       ----
BASIC  AND DILUTED EARNINGS PER SHARE

Net income applicable to common stock.................      $1,262     $2,015
                                                            =================

Basic average shares outstanding......................  12,933,331 12,809,842
                                                        =====================

Earnings per common share
    - net.............................................       $0.10      $0.16
                                                             ================


Note: The incremental shares from assumed conversion of 7 1/4% convertible subordinated debentures and the exercise of outstanding stock options are not included in computing the diluted per-share amounts because the calculations include adjustments which are antidilutive.

                                                                  CONFORMED COPY


                                DATED 18 May 1999
                                -----------------


             Trans-Continental Leaf Tobacco Corporation Limited,         (1)
              Standard Commercial Tobacco Company (UK) Limited
                                     and
                    Standard Commercial Tobacco Co., Inc.
                               (as Borrowers)

                       Standard Commercial Corporation                   (2)
                               (as Guarantor)

                           The Steering Committee                        (3)

                        Deutsche Bank A.G. in Hamburg                    (4)
                               (as Lead Bank)

                              MeesPierson N.V.                           (5)
                      (as International Security Agent)

                            Bankers Trust Company                        (6)
(as Retiring US Security Agent, Retiring Co-Lead Bank and Retiring Documentation Agent)

                          First Union National Bank                      (7)
    (as Incoming US Security Agent and future Steering Committee member)

                                  The Banks                              (8)



                ---------------------------------------------


                        FOURTH SUPPLEMENTAL AGREEMENT
                     TO THE MASTER FACILITIES AGREEMENT

                ---------------------------------------------






                            LOVELL WHITE DURRANT
                             65 Holborn Viaduct
                               London EC1A 2DY
                             A7/KB/NPF/509951.9

THIS AGREEMENT is made the                                      May 1999

BETWEEN:

(1)   THE COMPANIES LISTED IN SCHEDULE 1 (the "Borrowers");

(2) STANDARD COMMERCIAL CORPORATION (Federal Tax Identification Number 13/1337610) whose registered office is at 2201 Miller Road, PO Box 450, Wilson NC 27894-0450, USA ("SCC");

(3)   BANKERS TRUST COMPANY, DEUTSCHE BANK A.G. IN HAMBURG,  MEESPIERSON N.V.,
      NORDDEUTSCHE   LANDESBANK   GIROZENTRALE  AND  WESTDEUTSCHE   LANDESBANK
      GIROZENTRALE (the "Steering Committee");

(4)   DEUTSCHE BANK A.G. in Hamburg (the "Lead Bank");

(5)   MEESPIERSON N.V. (the "International Security Agent");

(6) BANKERS TRUST COMPANY (in its capacity as Retiring US Security Agent, Retiring Co-Lead Bank and Retiring Documentation Agent);

(7) FIRST UNION NATIONAL BANK (in its capacity as Incoming US Security Agent and future Steering Committee member);

(8)   THE BANKS LISTED IN SCHEDULE 2 ("the Banks").


WHEREAS:

(A) On 5 May, 1995, certain of the parties entered into the MFA (as defined below).

(B) The MFA was amended and supplemented by a first supplemental agreement dated 1 February 1996, a second supplemental agreement dated 16 July 1996 and a third supplemental agreement dated 31 July 1997.

(C) The parties now wish to amend and supplement the MFA as set out in this Agreement.


IT IS AGREED:

1.    DEFINITIONS

1.1 Save as expressly provided in this Agreement, expressions defined in the MFA shall bear the same meanings in this Agreement and principles of interpretation applicable to the MFA shall also apply to this Agreement.

1.2 In this Agreement the following expressions shall have the following respective meanings:

      "MFA" means the Master Facilities Agreement dated 5th May 1995 as amended by a first Supplemental Agreement dated 1 February 1996 , by a Second Supplemental Agreement dated 16 July 1996 and a Third Supplemental Agreement dated 31 July 1997 and otherwise as amended, varied, supplemented and in force immediately prior to the Effective
      Date;

      "Effective Date" means the first date on which the Lead Bank shall have received the documents and payments referred to in clause 3 below, satisfactory in form and substance to the Lead Bank and on which the Lead Bank is satisfied with the matters referred to in clause 3 of this Agreement;


1.3 Unless otherwise specified, any reference in this Agreement to a Clause or a Schedule is to a Clause or a Schedule of the MFA.

1.4   The MFA shall be amended as set out below.


2.    AMENDMENT

2.1   With effect from the Effective Date, the MFA shall be amended as follows:

      (a) by deleting the existing definition of "Final Repayment Date" and replacing it with the following words:

            "31 July 2002, (save in respect of Berliner Bank AG whose Facility expires and shall be repayable in full on 31 July 2000) or, if that day is not a Business Day, the immediately preceding Business Day";

      (b) by deleting the definitions and references to "Co-Lead Bank" and "Documentation Agent");

      (c) by adding to the definition of "Tobacco Group Company" after the words "may agree in writing from time to time" the words "and SCTC Inc. and the Lead Bank hereby designate Spierer Tutun Ihracat Sinayi Ticaret AS (which will be a wholly owned Subsidiary of SCTC Inc) as a Tobacco Group Company";

      (d) by renumbering the wording in clause 14.2 (Restriction on Encumbrances) following the clause heading as (a) and by inserting a new sub-clause (b) as follows:

            "(b) neither SCC nor any member of the Greater Group shall create or agree to create or permit to subsist any Encumbrance on any of the shares in the share capital of Spierer Tutun Ihracat Sinayi Ticaret AS owned by it nor shall it sell or otherwise dispose of any interest in such shares;"

      (e) by adding to the end of clause 14.11 (Dividends and Distributions) the words "provided that, the dividend payment described in the letter dated 28 April 1999 from SCC to the Lead Bank shall not be deemed to constitute a dividend for the purposes of this clause
            14.11 and shall be treated as a Permitted Disposal to which clause 8(b) (Prepayment) applies and clause 14.7(c) (Restrictions on Disposals) does not apply."

      (f) by deleting the wording of clause 15.1 (Borrowings) of the MFA and replacing it with "deleted";

      (g) by deleting the wording of clause 15.3 (Monthly Reports) of the MFA and replacing it with "deleted";

      (h) by adding to clause 15.4 (Quarterly Reports) of the MFA a new sub-clause (f) as follows:

            "(f) Rolling Cash Flow: a rolling twelve month Cash Flow Forecast for the Borrowers commencing on the Quarter Date, in the form or substantially the form attached as Appendix B for the Trading Periods following the Quarter Date. The International Security Agent agrees to use reasonable endeavours to distribute such Cash Flow Forecast to the Banks as soon as reasonably practicable."

      (i) by amending clause 16.1 (Financial Covenants) as follows:

            (i) deleting the wording and figures in sub-clause (a) appearing under the headings "Minimum Tangible Net Worth" and "Period" and replacing it with the following:

                  "Minimum Tangible Net Worth                 Period

                  $     80,000,000               31  July 1997 to 31 March 1998
                  $     95,000,000               1  April 1998 to 31 March 1999
                  $     102,500,000              1  April 1999 to 31 March 2000

                  and thereafter increasing by $5,000,000 in each 12 month period up to the Final Repayment Date."

            (ii) deleting the wording and figures in sub-clause (b) appearing under the headings "SCC Tangible Net Worth" and "Period" and replacing it with the following:

                  "SCC Tangible Net Worth                     Period

                  $     125,000,000              31  July 1997 to 31 March 1998
                  $     140,000,000              1  April 1998 to 31 March 1999
                  $     150,000,000              1  April 1999 to 31 March 2000

                  and thereafter increasing by $5,000,000 in each 12 month period up to the Final Repayment Date."

      (j) by deleting the existing Schedule II to the MFA and replacing it with the following:

                                 SCHEDULE II

                                  THE BANKS



-----------------------------------------------------------------------------
Bank                                   Commitment
-----------------------------------------------------------------------------
ABN Amro Bank                          $15,000,000
-----------------------------------------------------------------------------
Berliner Bank AG                       $15,000,000
-----------------------------------------------------------------------------
Berenberg Bank                         $7,500,000
-----------------------------------------------------------------------------
BHF Bank AG                            $15,000,000
-----------------------------------------------------------------------------
Crestar Bank, Inc.                     $15,000,000
-----------------------------------------------------------------------------
Commerzbank AG                         $15,000,000
-----------------------------------------------------------------------------
Deutsche Bank AG                       $40,000,000
-----------------------------------------------------------------------------
KBC Bank NV                            $12,500,000
-----------------------------------------------------------------------------
MeesPierson NV                         $20,000,000
-----------------------------------------------------------------------------
Norddeutsche Landesbank Girozentrale   $23,000,000
-----------------------------------------------------------------------------
Standard Chartered Bank                $20,000,000
-----------------------------------------------------------------------------
Westdeutsche Landesbank Girozentrale   $20,000,000
-----------------------------------------------------------------------------
First Union National Bank              $15,000,000
-----------------------------------------------------------------------------
Total                                  $233,000,000
-----------------------------------------------------------------------------


      (k) by deleting the existing Schedule III to the MFA and replacing it with the following Schedule III:

                                SCHEDULE III

                                THE OBLIGORS

            Name                                  Place of           Company
                                                  Incorporation      Number

            Standard Commercial Corporation       North Carolina     13/1337610


            Trans-Continental Leaf Tobacco
            Corporation Limited                   Liechtenstein      H.LIV/14


            Standard Commercial Tobacco Company
            (U.K.)  Limited                       England            1411968

            Standard Commercial Tobacco
            Co., Inc.                             North Carolina     56-0323420


            Trans-Continental Leaf Tobacco
            Corporation (Jersey) Limited          Jersey             64368

      (l) by adding in part I of Schedule IV to the MFA the following details:

            Bank                       Borrower                 Type of Facility

            First Union National       Trans-Continental Leaf   $15,000,000
            Bank                       Tobacco Corporation      Revolving
                                       Limited                  Credit Facility
                                       Standard Commercial
                                       Tobacco
                                       Company (UK) Limited
                                       Standard Commercial
                                       Tobacco Co., Inc.

      2.2   The following additional points were noted and agreed:



            (a) Bankers Trust will resign as US Security Agent, Co-Lead Bank, Documentation Agent and member of the Steering Committee as soon as the transfer of the security held by it in its capacity as US Security Agent to First Union National Bank has been effected (the "Security Transfer Date") which transfer will be completed as soon as reasonably practicable pursuant to separate documentation and with effect from the Effective Date will also cease to be a Bank under the MFA as amended by this Agreement.

            (b) With effect from the Security Transfer Date, First Union National Bank will become US Security Agent, and member of the Steering Committee in place of Bankers Trust and, with effect from the Security Transfer Date the MFA shall be deemed to have been amended accordingly.

            (c) with effect from the Effective Date, First Union National Bank will become a Bank under the MFA as amended by this Agreement with the commitment shown in schedule II to the MFA as amended by this Agreement.

            (d)   The Banks have consented to:

                  (i) the release of the pledge granted by SCTC Inc in favour of the International Security Agent of its 51% shareholding in Spierer Freres S.A. and

                  (ii) the release of the pledges of the shares in Transhellenic Tobacco SA,

                  in both cases  subject to the  occurrence  of the  Effective
Date.

      2.3 A copy of the MFA as amended by this Agreement is attached as the Appendix to this Agreement.


3.    CONDITIONS PRECEDENT

3.1   (a)   Arrangement Fees: the arrangement fee agreed between the Lead
            Bank and the Borrowers has been paid;

      (b) Agreement:this Agreement duly signed on behalf of each of the parties.

      (c)   Company Documents

            (i) Constitutional Documents: certified copies of the certificate of incorporation, certificate of incorporation on change of name (if any) and current memorandum and articles of association of each of the Borrowers or, if previously provided to the Lead Bank, a certificate signed by a director of such person confirming that the copies previously provided to the Lead Bank under the MFA remain unchanged;

            (ii) Certificate of Authorisation: in relation to the Borrowers and SCC, a certificate signed by a duly authorised director to the effect that the requisite resolution of its board of directors, in the Agreed Terms, has been duly and properly passed:-

                  (aa) authorising its execution, delivery and performance of this Agreement; and


                  (bb) authorising a named person or persons specified in such certificate and whose specimen signatures appear there to sign (where appropriate, as a Deed) this Agreement and any amendments and renewals thereof and to give any notices or certificates required in connection with such documents, and confirming that such resolutions are still in effect and have not been varied or rescinded or a certificate in such other form as local legal counsel to the Lead Bank and the Security Agents consider to be satisfactory;

            (iii) Authorising Board Resolutions: a certified copy of the resolutions of the board of directors referred to in paragraph
                  (c) (ii) above or an original Resolution by Circular Letter of TCLTC in the agreed terms unless local legal counsel to the Lead Bank and the Security Agents advises that this is not necessary;

            (iv) Certificate of Authorisation of other Obligors: in relation to each Obligor other than SCTC Inc, SCTC (UK), TCLTC, and SCC, a certificate of two of its directors to the effect that the requisite resolution of its board of directors, in the Agreed Terms, has been duly and properly passed approving this Agreement and confirming that such resolutions are still in effect and have not been varied or rescinded or a certificate in such other form as local legal counsel to the Lead Bank and the Security Agents consider to be satisfactory;

            (v) Authorising Board Resolutions: a certified copy of the resolutions of the board of directors of each of the other Obligors referred to in paragraph (c)(iv);

      (d) Directors' Certificates: a certificate (signed in each case by a duly authorised director) of each of SCTC Inc. SCTC (UK) and TCLTC and SCC that, after making diligent enquiry, the directors are not aware that any Event of Default or Potential Event of Default under the MFA has occurred and is Continuing.

      (e) Bank Mandates: such bank mandates, specimen signatures and similar documentation as First Union National Bank may require in order to enable each of the Facilities made available by it to be utilised by each of the Borrowers, duly signed on behalf of the relevant Borrower(s);

      (f) Repayment of Bankers Trust: written confirmation from Bankers Trust that it has received, by telegraphic transfer, sufficient funds to repay all of the sums due to Bankers Trust and that it will transfer to First Union National Bank, as soon as reasonably practicable, the security held by it in its capacity as US Security Agent.

      (g) Letter of Undertaking: a letter of undertaking from SCTC Inc. undertaking that, if so required at any time by the Lead Bank in writing, it will, at its own expense, grant to the International Security Agent a charge or pledge of its shareholding in Spierer Tutun Ihracat satisfactory in form and substance to the International Security Agent.

      (h) Other Documentation: such other documentation as the Lead Bank may specify in writing.

3.2 The Lead Bank shall be entitled to disregard discrepancies in any of the conditions precedent produced to it pursuant to clause 3.1 of this Agreement where it considers that such discrepancy is of a minor and non-material nature.

3.3 All fees payable to the respective legal advisers of the Lead Bank, the International Security Agent and the US Security Agent shall be paid together with any disbursements and any applicable taxes in full within five Business Days of the Effective Date.


4.    Construction

4.1 The MFA and this Agreement shall after the date of this Agreement be read and construed as one document and references in the MFA and each Finance Document to the MFA shall be read and construed as references to the MFA as supplemented and amended by this Agreement.

4.2 The MFA shall continue in full force and effect, save as otherwise expressly amended by this Agreement.

4.2 The amendments contained in this Agreement shall be without prejudice to any rights and liabilities arising under the MFA by reference to any acts, omissions and events occurring before such amendments come into effect.

5.    Approval of Transfer by Bankers  Trust  Company to First Union  National
      Bank

      By its execution of this Agreement each of the parties agrees and consents for the purposes of clause 21 of the MFA (Assignments and Transfers) to the transfer by Bankers Trust Company of its Commitment under the MFA and all security held by it, on its account or for its benefit as security therefor to First Union National Bank.


6.    Release of Dormant Companies from Share Pledges

      In consideration of the Borrowers and SCC hereby undertaking that such are and will remain dormant and that no assets or business will be transferred directly or indirectly to such dormant Group Companies by other Group Companies, the Banks agree to the shares in the Group Companies listed below being released from the share pledges comprised in the Security Documents.

      Dormant Companies

      Siemssen Threshie (Malawi) Ltd
      Eryka International SA
      Sena Investments (PVT) Ltd
      Stanfrie (Private) Ltd
      Combined Tobacco Buyers (Private) Ltd
      Tobacco Development Co of Africa (PVT) Ltd
      ESALTAB (Zimbabwe) (Private) Ltd
      Stancom Aviation Services Ltd Malawi

7.    Costs and Expenses.     Release   of   Dormant   Companies   from  Share
      Pledges In consideration of the Borrowers and SCC hereby undertaking that such are and will remain dormant and that no assets or business will be transferred directly or indirectly to such dormant Group Companies by other Group Companies, the Banks agree to the shares in the Group Companies listed below being released from the share pledges comprised in the Security Documents.Dormant CompaniesSiemssen Threshie (Malawi) LtdEryka International SASena Investments (PVT) LtdStanfrie (Private) LtdCombined Tobacco Buyers (Private) LtdTobacco Development Co of Africa (PVT) LtdESALTAB (Zimbabwe) (Private) LtdStancom Aviation Services Ltd Malawi7.
            Costs and Expenses.     Release of Dormant Companies from Share
      Pledges In consideration of the Borrowers and SCC hereby undertaking that such are and will remain dormant and that no assets or business will be transferred directly or indirectly to such dormant Group Companies by other Group Companies, the Banks agree to the shares in the
      Group  Companies  listed below being released from the share    pledges
      comprised   in   the   Security    Documents.Dormant CompaniesSiemssen
      Threshie  (Malawi)  LtdEryka   International  SASena Investments  (PVT)
      LtdStanfrie  (Private)  LtdCombined  Tobacco  Buyers (Private)
      LtdTobacco   Development  Co  of  Africa  (PVT)   LtdESALTAB (Zimbabwe)
      (Private) LtdStancom Aviation Services Ltd Malawi7.  Costs and Expenses

      SCTC Inc. will reimburse the Lead Bank and each of the Security Agents on demand all reasonable costs and expenses (including legal costs and out-of-pocket expenses) and all value added tax thereon incurred by the Bank in connection with the negotiation, preparation and execution of this Agreement and any condition precedent documentation contemplated in it.

8.    Counterparts

      This Agreement may be executed in any number of counterparts, all of which when taken together shall constitute a single instrument.


9.    Notices

      The provisions of Clause 32 (Notices) of the MFA shall be deemed to be incorporated, mutatis mutandis, in this Agreement.

10.   Governing Law and Jurisdiction

      The provisions of Clause 40 (Governing Law and Jurisdiction) of the MFA shall be deemed to be incorporated, mutatis mutandis, in this Agreement.

AS WITNESS the hands of the parties the day and year first above written.

                                 SCHEDULE 1

                                THE BORROWERS


Name                                                              Company Number

Trans-Continental Leaf Tobacco Corporation Limited                H.LIV/14

Standard Commercial Tobacco Company (UK) Limited                  1411968

Standard Commercial Tobacco Co., Inc.                             56-0323420

                                 SCHEDULE 2

                                    THE BANKS

Deutsche Bank A.G. in Hamburg

MeesPierson N.V.

First Union National Bank

Norddeutsche Landesbank Girozentrale

Westdeutsche Landesbank Girozentrale

Berliner Bank Aktiengesellschaft

Commerzbank A.G.

BHF-Bank Aktiengesellschaft

Berenberg Bank

ABN Amro Bank

Crestar Bank, Inc.

KBC Bank N.V.

Standard Chartered Bank

                               SIGNATURE PAGES

THE BORROWERS


TRANS-CONTINENTAL LEAF TOBACCO CORPORATION LIMITED
FL-9490 Vaduz
Liechtenstein

Facsimile No:     00 41 75 236 5555
Attention:        The Finance Director

By:   Aileen Woollhead (Attorney-in-fact of Rick N Hardy)


STANDARD COMMERCIAL TOBACCO COMPANY (UK) LIMITED
Standard House
Weyside Park
Godalming
Surrey GU7 1XE
England

Facsimile No:     01483 860176
Attention:        The Finance Director

By:   Aileen Woollhead (Attorney-in-fact of Rick N Hardy)


STANDARD COMMERCIAL TOBACCO CO., INC.
C/o C.T. Corporation Systems
225 Hillsborough Street
Raleigh
North Carolina 27603, USA

Facsimile No:
Attention:     The Finance Director

By:   Hampton R Poole
      Vice President

SCC (AS GUARANTOR)

STANDARD COMMERCIAL CORPORATION

2201 Miller Road, P O Box 450, Wilson NC 27894-0450, USA

Facsimile No:     00 1 919 237 1109
Attention:        The Finance Director

By:   Hampton R Poole
      Vice President

THE LEAD BANK

DEUTSCHE BANK A.G. IN HAMBURG
Firmen und Institutionen
Konzernbetreuung II
Adolphsplatz 7
20079 Hamburg, Germany

Facsimile No:     00 49 40 3701 4684
Attention:  Michael Ziesenitz

By:   Dr Reinecke             Michael Ziesenitz


THE INTERNATIONAL SECURITY AGENT

MEESPIERSON N.V.
Camomile Court
23 Camomile Street
London EC3A 7PP

Facsimile No:     0171 444 8810
Attention:  Iain Lappin-Smith

By:   I Lappin-Smith          D De Buck


AS RETIRING US SECURITY AGENT,
RETIRING CO-LEAD BANK AND RETIRING
DOCUMENTATION AGENT

BANKERS TRUST COMPANY
14 Wall Street - 3rd Floor
NY 10005
USA

Facsimile No:     001 212 618 2630
Attention:        Eric Miller

By:

AS INCOMING US SECURITY AGENT
AND FUTURE STEERING COMMITTEE MEMBER

FIRST UNION NATIONAL BANK
201 South College Street
Charlotte
NC 28288-0334
USA

Facsimile No:     001 704 383 6647
Attention:        Doug Davis

By:   S T Warren
      Vice President

THE STEERING COMMITTEE

DEUTSCHE BANK A.G. IN HAMBURG
Firmen und Institutionen
Konzernbetreuung II
Adolphsplatz 7
20079 Hamburg, Germany

Facsimile No:     00 49 40 3701 4684
Attention:        Michael Ziesenitz

By:   Dr Reinecke             Michael Ziesenitz


MEESPIERSON N.V.
Coolsingel 93
PO Box 749
3000 AS Rotterdam
Netherlands

Facsimile No:     0031 10 401 6558
Attention:        Jaap Van Beveren

By:   J Van Beveren                 A J V Balen-Roeloffs

BANKERS TRUST COMPANY
14 Wall Street - 3rd Floor
NY 10005
USA

Facsimile No:     001 212 618 2630
Attention:        Eric Miller

By:


NORDDEUTSCHE LANDESBANK GIROZENTRALE
Brodschrangen 4
20457 Hamburg
Germany

Facsimile No:
Attention:

By:   N Meyer (Glindmayer)

WESTDEUTSCHE LANDESBANK GIROZENTRALE
Domstrasse 10
20095 Hamburg
Germany

Facsimile No:     00 49 40 339 68265
Attention:        Mr T Richter

By:   T Richter         (another)

THE BANKS

DEUTSCHE BANK A.G. IN HAMBURG
Firmen und Institutionen
Konzernbetreuung II
Adolphsplatz 7
20079 Hamburg, Germany

Facsimile No:     00 49 40 3701 4684
Attention:        Michael Ziesenitz

By:   Dr Reinecke       M Ziesenitz


MEESPIERSON N.V.
Coolsingel 93
PO Box 749
3000 AS Rotterdam
Netherlands

Facsimile No:     0031 10 401 6558
Attention:        Jaap Van Beveren

By:   J Van Beveren                 A J V Balen-Roeloffs


FIRST UNION NATIONAL BANK
201 South College Street
Charlotte
NC 28288-0334
USA

Facsimile No:     001 704 383 6647
Attention:        Doug Davis

By:   S T Warren
      Vice President


NORDDEUTSCHE LANDESBANK GIROZENTRALE
Brodschrangen 4
20457 Hamburg
Germany

Facsimile No:     00 49 40 3765 5304
Attention:        Mrs Glindmayer

By:   N Meyer (Glindmayer)

WESTDEUTSCHE LANDESBANK GIROZENTRALE
Domstrasse 10
20095 Hamburg
Germany

Facsimile No:     00 49 40 339 68265
Attention:        Mr T Richter

By:   T Richter         (another)


BERENBERG BANK
Neuer Jungfernstieg 20
20354 Hamburg
Germany

Facsimile No:     00 49 40 354 248
Attention:        Mr Schroder

By:   Schroder


BHF-BANK AKTIENGESELLSCHAFT
Paulstrasse 5
20095 Hamburg
Germany

Facsimile No:     00 49 40 3200 9203
Attention:        Mr Theodore Budde

By:   M Philippi        T Budde


BERLINER BANK
Niederlassung der Bankgesellschaft Berlin
Aktiengesellschaft
Domstrasse 21
20095 Hamburg
Germany

Facsimile No:     00 49 40 3020 5319
Attention:        Mr Gugel

By:   (unknown)

COMMERZBANK A.G.
Ness 7-9
20457 Hamburg
Germany

Facsimile No:     00 49 40 368 33305
Attention         Mr Weidner

By:   Loeck             (another)

ABN AMRO BANK N.V.
Pelilanstrass 70/76
B-2000 Antwerpen
Belgium

Tel:        00 32 3 2220331
Fax:        00 32 3 2311031
Attention:  Mr. Rudolf Oldeman

By:   B P Kelkman       A Pieterse


CRESTAR BANK
919 East Main Street
Richmond, VA 23219
USA

Tel:        001 804 782 5237
Fax:        001 804 782 5413
Attention:  Mr. C Gray Key

By:   Gray Kay
      Vice President

KBC BANK N.V.
Global Trade Finance Group
Dashwood House
69 Old Street
London EC2M 1GT
England

Tel:        +44 171 861 2662
Fax:        +44 171 861 2626
Attention:  Mr. Adrian Smethurst

By:   Malcolm D Wilson        Ian D Brigden
      First Vice President    General  Manager, Global  Trade  Finance
                              Group

STANDARD CHARTERED BANK
37 Gracechurch Street
London EC3V OBX
England

Tel:        +44 171 280 7585
Fax:        +44 171 280 7598
Attention:  Mr. Robert Dean

By:   R Dean                  Ian Mote