Form 10-Q
period 1999-09-30
STANDARD COMMERCIAL CORP
filed 1999-11-12
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                          COMMISSION FILE NUMBER 1-9875


                                 [STANDARD LOGO]

                         STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of                           I.R.S. Employer
        North Carolina                            Identification No. 13-1337610


                 2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

                          Telephone Number 252-291-5507


On November 1, 1999 the registrant had outstanding 12,957,261 shares of Common Stock ($.20 par value).

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
(In thousands, except share data)

                                                                                 September 30           March 31
                                                                       -----------------------------------------
                                                                                1999         1998           1999
                                                                                ----         ----           ----
                                                                                    (unaudited)
ASSETS
Cash...................................................................     $ 37,277     $ 38,586       $ 43,767
Receivables............................................................      223,890      229,528        228,910
Inventories............................................................      385,741      438,867        376,922
Prepaid expenses.......................................................        7,577        8,745          5,353
Marketable securities..................................................          640          726            656
                                                                       -----------------------------------------

     Current assets....................................................      655,125      716,452        655,608

Property, plant and equipment..........................................      154,301      109,600        155,389
Investment in affiliates...............................................       15,983       16,505         12,782
Other assets...........................................................       51,712       61,810         54,618
                                                                       -----------------------------------------

     Total assets......................................................     $877,121     $904,367       $878,397
                                                                       =========================================

LIABILITIES
Short-term borrowings..................................................     $351,919     $362,996       $280,587
Current portion of long-term debt......................................       12,931        4,682         12,646
Accounts payable.......................................................       92,045      113,105        149,433
Taxes accrued..........................................................        9,045       17,959         14,159
                                                                       -----------------------------------------

     Current liabilities...............................................      465,940      498,742        456,825

Long-term debt.........................................................      134,400      125,508        144,161
Convertible subordinated debentures....................................       69,000       69,000         69,000
Retirement and other benefits..........................................       20,751       20,198         20,224
Deferred taxes.........................................................        7,817        2,698          8,875
                                                                       -----------------------------------------

     Total liabilities.................................................      697,908      716,146        699,085
                                                                       -----------------------------------------

MINORITY INTERESTS.....................................................       27,757       30,302         28,307
                                                                       -----------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
   Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
   Issued 15,570,240 (Sept. 98 - 15,436,402; Mar 99 - 15,540,078)......        3,114        3,087          3,108
Additional paid-in capital.............................................      102,834      101,922        102,680
Unearned restricted stock plan compensation............................       (1,890)      (1,819)        (2,177)
Treasury shares, 2,617,707.............................................       (4,250)      (4,250)        (4,250)
Retained earnings......................................................       91,585       88,335         89,430
Accumulated other comprehensive income.................................      (39,937)     (29,356)       (37,786)
                                                                       -----------------------------------------

     Total shareholders' equity........................................      151,456      157,919        151,005
                                                                       -----------------------------------------

     Total liabilities and equity......................................     $877,121     $904,367       $878,397
                                                                       =========================================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

                                                                   Second quarter ended        Six months ended
                                                                           September 30            September 30
                                                                -----------------------        ----------------
                                                                     1999         1998         1999         1998
                                                                     ----         ----         ----         ----
Sales  - tobacco.............................................   $ 182,423    $ 166,234    $ 378,676     $392,491
       - nontobacco..........................................      46,055       42,810       96,569      106,961
                                                                 --------     --------     --------     --------

     TOTAL SALES.............................................     228,478      209,044      475,245      499,452

Cost of sales  - materials, services and supplies............     196,090      180,548      411,937      441,188
               - interest....................................       5,074        3,840       10,504        9,053
                                                                 --------     --------     --------     --------

     GROSS PROFIT............................................      27,314       24,656       52,804       49,211
Selling, general and administrative expenses.................      21,299       17,849       39,936       35,846
Other interest expense.......................................       2,877        4,574        7,508        8,891

Other income (expense) - net.................................         623        3,666        1,439        6,306
                                                                 --------     --------     --------     --------

     INCOME BEFORE TAXES.....................................       3,761        5,899        6,799       10,780
Income taxes.................................................      (2,340)      (1,171)      (4,244)      (3,381)
                                                                 --------     --------     ---------    --------

     INCOME AFTER TAXES......................................       1,421        4,728        2,555        7,399
Minority interests...........................................         588       (1,146)         237       (1,895)
Equity in earnings of affiliates.............................         201          436          680          529
                                                                 --------     --------     --------     --------

     NET INCOME..............................................       2,210        4,018        3,472        6,033


Retained earnings at beginning of period.....................      90,045       84,958       89,430       82,943
Common stock dividends.......................................        (670)        (641)      (1,317)        (641)
                                                                 ---------    ---------    ---------    --------

RETAINED EARNINGS AT END OF PERIOD...........................   $  91,585    $  88,335    $  91,585     $ 88,335
                                                                 ========     ========     ========     ========

Earnings per common share
Basic    - net...............................................   $    0.17    $    0.31    $    0.27     $   0.47
         - average shares outstanding........................      12,947       12,816       12,940       12,813

Diluted  - net...............................................   $    0.17    $    0.31    $    0.27     $   0.47
         - average shares outstanding........................      15,296       15,164       15,289       15,161
DIVIDENDS PAID PER COMMON SHARE                                 $    0.05    $    0.05    $    0.10     $   0.05

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                                                Six months ended
                                                                                                    September 30
                                                                                --------------------------------
                                                                                             1999           1998
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income......................................................................         $  3,472        $ 6,033
   Depreciation and amortization................................................           11,082          9,366
   Minority interests...........................................................             (237)         1,895
   Deferred income taxes........................................................             (966)          (400)
   Undistributed earnings of affiliates net of dividends received...............             (680)          (529)
   Gain on disposition of property, plant and equipment.........................             (242)        (3,692)
   Other........................................................................            2,459         (1,526)
                                                                                ---------------------------------
                                                                                           14,888         11,147
Net changes in working capital other than cash
   Receivables..................................................................            1,713         19,870
   Inventories..................................................................          (10,138)       (85,390)
   Current payables.............................................................          (62,098)       (28,787)
                                                                                ---------------------------------

CASH USED FOR OPERATING ACTIVITIES..............................................          (55,635)       (83,160)
                                                                                ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  - additions......................................          (10,607)        (6,289)
                               - dispositions...................................            1,439          9,432
Business (acquisitions) dispositions............................................           (2,501)        (6,778)
                                                                                ---------------------------------

Cash used for investing activities..............................................          (11,669)        (3,635)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings.............................................           71,332         95,197
Proceeds from long-term borrowings..............................................            1,172            106
Repayment of long-term borrowings...............................................          (10,534)        (3,534)
Dividends paid..................................................................           (1,316)          (641)
Other...........................................................................              160            137
                                                                                --------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES...........................................           60,814         91,265
                                                                                --------------------------------

Increase (decrease) in cash for period..........................................           (6,490)         4,470
Cash at beginning of period.....................................................           43,767         34,116
                                                                                --------------------------------

CASH AT END OF PERIOD...........................................................         $ 37,277        $38,586
                                                                                ================================

Cash payments for - interest...........................................                  $ 18,970        $15,651
                  - income taxes.......................................                  $  5,628        $ 6,016

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
  The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 1999. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                                      September 30              March 31
                                             --------------------------         --------
                  (In thousands)                 1999              1998             1999
                                                 ----              ----             ----
                  Tobacco                    $329,883          $373,277         $315,506
                  Nontobacco                   55,858            65,590           61,416
                                               ------          --------         --------

                             Total           $385,741          $438,867         $376,922
                                              =======          ========         ========

3.COMPREHENSIVE INCOME
  The statement on comprehensive income requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

 The components of comprehensive income were as follows:

                                            Quarter ended                               Six months ended
                                            September 30                                September 30
                                            ------------                                ------------
                                               1999              1998                      1999             1998
                                               ----              ----                      ----             ----
(In thousands)
  Net income                                 $2,210            $4,018                    $3,472           $6,033
  Other comprehensive income:
  Translation adjustment                       (868)            3,080                    (2,151)           2,583
                                               -----            -----                     ------           -----

  Total comprehensive income                 $1,342            $7,098                    $1,321           $8,616
                                             ------            ------                    ------           ------


4.EARNINGS PER SHARE
  Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. In computing the diluted per-share amounts for the second quarter and six months ended September 30, 1999, the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures are not included because the calculations include adjustments which are antidilutive. Options to purchase shares of common stock were outstanding during the six months ended September 30, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.SEGMENT INFORMATION
The company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:

                                            Quarter ended                               Six months ended
                                            September 30                                September 30
                                            ------------                                ------------
                                               1999              1998                      1999             1998
                                               ----              ----                      ----             ----
(In thousands)

Sales
 Tobacco                                    $182,423            $166,234                 $378,676           $392,491
 Nontobacco                                   46,055              42,810                   96,569            106,961
                                              ------             -------                 --------           --------
                                            $228,478            $209,044                 $475,245           $499,452
                                            --------            --------                 --------           --------

Net income (loss)
 Tobacco                                    $  3,657            $  5,381                 $  5,497           $  7,914
 Nontobacco                                   (1,447)             (1,363)                  (2,025)            (1,881)
                                             -------             -------                 --------           --------
                                            $  2,210            $  4,018                 $  3,472           $  6,033
                                            --------            --------                 --------           --------

6.SENIOR NOTES
  The 8 7/8% Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1999 (In thousands.)

                                                     Standard
                                                   Commercial     Standard                       Other
                                                  Tobacco Co.   Commercial     Standard   Subsidiaries
                                                         Inc.  Corporation    Wool Inc.          (Non-
                                                      (Issuer)  (Guarantor)  (Guarantor)    Guarantors) Eliminations       Total
                                                      --------   ---------   ----------     ----------  ------------       -----
Assets
Cash                                                $   3,044    $       -     $     45      $  34,188    $        -    $  37,277
Receivables                                            32,001        2,029          213        189,647             -      223,890
Intercompany receivables                              138,320       16,477           31         23,160      (177,988)           0
Inventories                                           121,376            0          507        263,858             -      385,741
Prepaids and other                                      1,009          429           14          6,125             -        7,577
Marketable securities                                       -            1            -            639             -          640
                                                ----------------------------------------------------------------------------------

    Current assets                                    295,750       18,936          810        517,617      (177,988)     655,125

Property, plant and equipment                          23,336            -           80        130,885             -      154,301
Investment in subsidiaries                             93,037      226,988       35,223        166,766      (522,014)           0
Investment in affiliates                                    -            -            -         15,983             -       15,983
Other noncurrent assets                                 5,203        9,966            -         36,543             -       51,712
                                                ----------------------------------------------------------------------------------

    Total assets                                    $ 417,326    $ 255,890     $ 36,113      $ 867,794    $ (700,002)   $ 877,121
                                                ==================================================================================

Liabilities
Short-term borrowings                               $   9,373    $     173     $      -      $ 342,373    $        -    $ 351,919
Current portion of long-term debt                           -            -            -         12,931             -       12,931
Accounts payable                                       15,820          466           20         75,739             -       92,045
Intercompany payables                                  62,133       39,114        1,821         74,920      (177,988)           0
Taxes accrued                                           7,519       (5,368)         (81)         6,975             -        9,045
                                                ----------------------------------------------------------------------------------

    Current liabilities                                94,845       34,385        1,760        512,938      (177,988)     465,940

Long-term debt                                        117,940            -            -         16,460             -      134,400
Convertible subordinated debentures                         -       69,000            -              -             -       69,000
Retirement and other benefits                           8,745          735            -         11,271             -       20,751
Deferred taxes                                            125       (1,548)           -          9,240             -        7,817
                                                ----------------------------------------------------------------------------------

    Total liabilities                                 221,655      102,572        1,760        549,909      (177,988)     697,908

Minority interests                                          -            -            -         27,757             -       27,757
                                                ----------------------------------------------------------------------------------

Shareholders' equity
Common stock                                              993        3,114       32,404        164,389      (197,786)       3,114
Additional paid-in capital                            130,860      102,834            -         64,839      (195,699)     102,834
Unearned restricted stock
    plan compensation                                    (639)         (28)          (8)        (1,215)            -       (1,890)
Treasury stock at cost                                      -       (4,250)           -              -             -       (4,250)
Retained earnings                                      82,639       91,585        4,576        102,052      (189,267)      91,585
Accumulated other comprehensive income                (18,182)     (39,937)      (2,619)       (39,937)       60,738      (39,937)
                                                ----------------------------------------------------------------------------------

    Total shareholders' equity                        195,671      153,318       34,353        290,128      (522,014)     151,456
                                                ----------------------------------------------------------------------------------

    Total liabilities and equity                    $ 417,326    $ 255,890     $ 36,113      $ 867,794    $ (700,002)   $ 877,121
                                                ==================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 1999.
(In thousands; unaudited)

                                                 Standard
                                               Commercial       Standard                   Other Wool
                                              Tobacco Co.     Commercial      Standard   Subsidiaries
                                                     Inc.    Corporation     Wool Inc.          (Non-
                                                  (Issuer)    (Guarantor)   (Guarantor)    Guarantors)   Eliminations      Total
                                                  --------    -----------    ---------     ----------    ------------      -----
Sales                                            $ 42,221       $      -       $   283       $240,905       $ (54,931)    $228,478
Cost of sales:
  Materials services and supplies                  37,075              -           264        213,682         (54,931)     196,090
  Interest                                            360              -             -          4,714                        5,074
                                           ----------------------------------------------------------------------------------------

  Gross profit                                      4,786              -            19         22,509                       27,314
Selling, general &
   administrative expenses                          3,318            924            84         16,973                       21,299
Other interest expense                              1,058          1,314             -            505                        2,877
Other income (expense)- net                           (48)          (112)          (47)           830                          623
                                           ----------------------------------------------------------------------------------------

  Income (loss) before taxes                          362         (2,350)         (112)         5,861                        3,761
Income taxes                                          123           (799)          (38)         3,054                        2,340
                                           ----------------------------------------------------------------------------------------

  Income (loss) after taxes                           239         (1,551)          (74)         2,807                        1,421
Minority interests                                      -              -             -            588                          588
  Equity in earnings of affiliates                      -              -             -            201                          201
  Equity in earnings of subsidiaries                4,987          3,761        (1,391)             -          (7,357)           -
                                           ----------------------------------------------------------------------------------------

  Net income                                        5,226          2,210        (1,465)         3,596          (7,357)       2,210
Retained earnings at beginning
    of period                                      77,413         90,045         6,041         98,456        (181,910)      90,045
Common stock dividends                                  -           (670)            -              -                         (670)
                                           ----------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 82,639       $ 91,585       $ 4,576       $102,052       $(189,267)    $ 91,585
                                           ========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 1999
(In thousands.)

                                                 Standard
                                               Commercial       Standard                        Other
                                              Tobacco Co.     Commercial      Standard   Subsidiaries
                                                     Inc.    Corporation     Wool Inc.          (Non-
                                                  (Issuer)    (Guarantor)   (Guarantor)    Guarantors)   Eliminations       Total
                                                  --------    ----------     ---------     ----------    ------------       -----
Sales                                            $ 66,789       $      -       $   585       $517,594       $(109,723)    $475,245
Cost of sales:
  Materials services and supplies                  57,800              -           554        463,306        (109,723)     411,937
  Interest                                            360              -             -         10,144               -       10,504
                                           ----------------------------------------------------------------------------------------

  Gross profit                                      8,629              -            31         44,144               -       52,804
Selling, general &
   administrative expenses                          6,064          1,456           178         32,238               -       39,936
Other interest expense                              3,877          2,627             -          1,004               -        7,508
Other income (expense)- net                         1,609             11           (92)           (89)              -        1,439
                                           ----------------------------------------------------------------------------------------

  Income (loss) before taxes                          297         (4,072)         (239)        10,813               -        6,799
Income taxes                                          101         (1,385)          (81)         5,609               -        4,244
                                           ----------------------------------------------------------------------------------------

  Income (loss) after taxes                           196         (2,687)         (158)         5,204               -        2,555
Minority interests                                      -              -             -            237               -          237
  Equity in earnings of affiliates                      -              -             -            680               -          680
  Equity in earnings of subsidiaries                7,988          6,159        (1,867)             -         (12,280)           -
                                           ----------------------------------------------------------------------------------------

  Net income                                        8,184          3,472        (2,025)         6,121         (12,280)       3,472
Retained earnings at beginning
    of period                                      81,455         89,430         6,601         95,931        (183,987)      89,430
Common stock dividends                             (7,000)        (1,317)            -              -           7,000       (1,317)
                                           ----------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 82,639       $ 91,585       $ 4,576       $102,052       $(189,267)    $ 91,585
                                           ========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 1999
(In thousands.)

                                                   Standard
                                                   Commercial    Standard                  Other
                                                   Tobacco Co.   Commercial   Standard     Subsidiaries
                                                   Inc.          Corporation  Wool Inc.    (Non-
                                                   (Issuer)      (Guarantor)  (Guarantor)  Guarantors)    Eliminations      Total
                                                   ----------    -----------  -----------  -----------    ------------      -----
Cash provided by (used in)
  operating activities                               $ (6,650)     $     -         $  2      $ (48,987)          $ -     $(55,635)

Cash flows from investing activities
Property, plant and equipment
  - additions                                            (703)           -           (9)        (9,895)            -      (10,607)
  - disposals                                              91            -            -          1,348             -        1,439
Business (acquisitions) dispositions                        -            -            -         (2,501)            -       (2,501)
                                                ----------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                   (612)           -           (9)       (11,048)            -      (11,669)
                                                ----------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                     9,373          174            -         61,785             -       71,332
Proceeds from long-term borrowings                          -            -            -          1,172             -        1,172
Repayment of long-term borrowings                           -            -            -        (10,534)            -      (10,534)
Dividends paid                                              -       (1,316)           -              -             -       (1,316)
Other                                                      70        1,142            -         (1,052)            -          160
                                                ----------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                                  9,443            -            -         51,371             -       60,814
                                                ----------------------------------------------------------------------------------

Increase (decrease) in cash for year                    2,181            -           (7)        (8,664)            -       (6,490)
Cash at beginning of year                                 863            -           52         42,852             -       43,767
                                                ----------------------------------------------------------------------------------

Cash at end of year                                   $ 3,044      $     -         $ 45       $ 34,188           $ -     $ 37,277
                                                ==================================================================================

Cash payments for - Interest                          $ 5,537      $ 2,501         $  -       $ 10,932           $ -     $ 18,970
                  - Income taxes                          340        1,710            -          3,578             -        5,628

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1998
(In thousands.)

                                                     Standard
                                                    Commercial      Standard                      Other
                                                   Tobacco Co.     Commercial     Standard     Subsidiaries
                                                       Inc.       Corporation     Wool Inc.       (Non-
                                                     (Issuer)     (Guarantor)    (Guarantor)   Guarantors)    Eliminations   Total
                                                     --------     -----------    -----------   -----------    ------------   -----
Assets
Cash                                               $  9,472       $     19       $    72       $ 29,023       $      -     $ 38,586
Receivables                                          42,150            560           308        186,510              -      229,528
Intercompany receivables                            139,763         16,747            22         12,787       (169,319)           -
Inventories                                          92,641              -         1,263        344,963              -      438,867
Prepaids and other                                      970             81            43          7,651              -        8,745
Marketable securities                                     -              1             -            725              -          726
                                             ---------------------------------------------------------------------------------------

    Current assets                                  284,996         17,408         1,708        581,659       (169,319)     716,452

Property, plant and equipment                        21,471              -            71         88,058              -      109,600
Investment in subsidiaries                           73,538        229,297        38,478        166,766       (508,079)           -
Investment in affiliates                              3,527              -             -         12,978              -       16,505
Other noncurrent assets                               6,454         13,223             -         42,133              -       61,810
                                             ---------------------------------------------------------------------------------------

    Total assets                                   $389,986       $259,928       $40,257       $891,594      ($677,398)    $904,367
                                             =======================================================================================

Liabilities
Short-term borrowings                              $ 15,100       $      -       $     -       $347,896       $      -     $362,996
Current portion of long-term debt                         -              -             -          4,682              -        4,682
Accounts payable                                     20,212          2,911            37         89,945              -      113,105
Intercompany payables                                29,422         32,120         1,851        105,926       (169,319)           -
Taxes accrued                                         5,583         (2,176)          (88)        14,640              -       17,959
                                             ---------------------------------------------------------------------------------------

    Current liabilities                              70,317         32,855         1,800        563,089       (169,319)     498,742

Long-term debt                                      117,940              -             -          7,568              -      125,508
Convertible subordinated debentures                       -         69,000             -              -              -       69,000
Retirement and other benefits                         8,291            675             -         11,232              -       20,198
Deferred taxes                                          221         (2,316)            -          4,793              -        2,698
                                             ---------------------------------------------------------------------------------------

    Total liabilities                               196,769        100,214         1,800        586,682       (169,319)     716,146
                                             ---------------------------------------------------------------------------------------

Minority interests                                        -              -             -         30,302              -       30,302
                                             ---------------------------------------------------------------------------------------

Shareholders' equity
Common stock                                            993          3,087        25,404        136,305       (162,702)       3,087
Additional paid-in capital                          130,860        101,923             -         64,838       (195,699)     101,922
Unearned restricted stock
    plan compensation                                  (627)           (25)           (8)        (1,159)             -       (1,819)
Treasury stock at cost                                    -         (4,250)            -              -              -       (4,250)
Retained earnings                                    76,383         88,335         9,558        107,064       (193,005)      88,335
Accumulated other comprehensive income              (14,392)       (29,356)        3,503        (32,438)        43,327      (29,356)
                                             ---------------------------------------------------------------------------------------

    Total shareholders' equity                      193,217        159,714        38,457        274,610       (508,079)     157,919
                                             ---------------------------------------------------------------------------------------

    Total liabilities and equity                   $389,986       $259,928       $40,257       $891,594      ($677,398)    $904,367
                                             =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 1998.
(In thousands; unaudited)

                                                Standard
                                               Commercial      Standard                    Other Wool
                                              Tobacco Co.     Commercial     Standard     Subsidiaries
                                                  Inc.       Corporation     Wool Inc.       (Non-
                                                (Issuer)     (Guarantor)    (Guarantor)   Guarantors)    Eliminations     Total
                                               ----------    -----------    -----------   -----------    ------------     -----
Sales                                            $ 30,577       $      -       $   364       $217,143      $ (39,040)    $209,044
Cost of sales:
  Materials services and supplies                  27,349              -           350        191,889        (39,040)     180,548
  Interest                                            (44)             -             -          3,884                       3,840
                                           ---------------------------------------------------------------------------------------

  Gross profit                                      3,272              -            14         21,370                      24,656
Selling, general &
   administrative expenses                          3,735            738           105         13,271                      17,849
Other interest expense                              2,777          1,307            (2)           492                       4,574
Other income (expense)- net                          (260)         3,827           (47)           146                       3,666
                                           ---------------------------------------------------------------------------------------

  Income (loss) before taxes                       (3,500)         1,782          (136)         7,753                       5,899
Income taxes                                       (1,327)           606           (46)         1,938                       1,171
                                           ---------------------------------------------------------------------------------------

  Income (loss) after taxes                        (2,173)         1,176           (90)         5,815                       4,728
Minority interests                                      -              -             -         (1,146)                     (1,146)
  Equity in earnings of affiliates                      -              -             -            436                         436
  Equity in earnings of subsidiaries                6,251          2,842        (1,146)             -         (7,947)           -
                                           ---------------------------------------------------------------------------------------

  Net income                                        4,078          4,018        (1,236)         5,105         (7,947)       4,018
Retained earnings at beginning
    of period                                      72,305         84,958        10,794        101,959       (185,058)      84,958
Common stock dividends                                  -           (641)            -              -                        (641)
                                           ---------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 76,383       $ 88,335       $ 9,558       $107,064       (193,005)    $ 88,335
                                           =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 1998
(In thousands.)

                                                Standard
                                               Commercial      Standard                      Other
                                              Tobacco Co.     Commercial     Standard     Subsidiaries
                                                  Inc.       Corporation     Wool Inc.       (Non-
                                                (Issuer)     (Guarantor)    (Guarantor)   Guarantors)    Eliminations     Total
                                                --------     -----------    -----------   -----------    ------------     -----
Sales                                            $ 59,911       $      -       $   955       $512,726       $(74,140)    $499,452
Cost of sales:
  Materials services and supplies                  53,221              -           904        461,203        (74,140)     441,188
  Interest                                             58              -             -          8,995              -        9,053
                                           ---------------------------------------------------------------------------------------

  Gross profit                                      6,632              -            51         42,528              -       49,211
Selling, general &
   administrative expenses                          6,691          1,380           206         27,569              -       35,846
Other interest expense                              5,567          2,614             -            710              -        8,891
Other income (expense)- net                         4,295          3,961          (103)        (1,847)             -        6,306
                                           ---------------------------------------------------------------------------------------

  Income (loss) before taxes                       (1,331)           (33)         (258)        12,402              -       10,780
Income taxes                                         (589)           (11)          (88)         4,069              -        3,381
                                           ---------------------------------------------------------------------------------------

  Income (loss) after taxes                          (742)           (22)         (170)         8,333              -        7,399
Minority interests                                      -              -             -         (1,895)             -       (1,895)
  Equity in earnings of affiliates                      -              -             -            529              -          529
  Equity in earnings of subsidiaries                8,557          6,055        (1,590)             -        (13,022)           -
                                           ---------------------------------------------------------------------------------------

  Net income                                        7,815          6,033        (1,760)         6,967        (13,022)       6,033
Retained earnings at beginning
    of period                                      68,568         82,943        11,318        100,097       (179,983)      82,943
Common stock dividends                                  -           (641)            -              -              -         (641)
                                           ---------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 76,383       $ 88,335       $ 9,558       $107,064      $(193,005)    $ 88,335
                                           =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 1998
(In thousands.)

                                                Standard
                                               Commercial      Standard                      Other
                                              Tobacco Co.     Commercial     Standard     Subsidiaries
                                                  Inc.       Corporation     Wool Inc.       (Non-
                                                (Issuer)     (Guarantor)    (Guarantor)   Guarantors)    Eliminations     Total
                                               ----------    -----------    -----------   -----------    ------------     -----
 Cash provided by (used in)
  operating activities                          $ (15,260)        $  465        $ (145)      $(68,220)           $ -     $(83,160)
                                           ---------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                      (1,645)             -           (25)        (4,619)             -       (6,289)
  - disposals                                       4,614              -             -          4,818              -        9,432
Business (acquisitions) dispositions                    -              -             -         (6,778)             -       (6,778)
                                           ---------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                              2,969              -           (25)        (6,579)             -       (3,635)
                                           ---------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                15,100              -             -         80,097              -       95,197
Proceeds from long-term borrowings                      -              -             -            106              -          106
Repayment of long-term borrowings                    (168)             -             -         (3,366)             -       (3,534)
Dividends paid                                          -           (641)            -              -              -         (641)
Other                                                   -            137             -              -              -          137
                                           ---------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                             14,932           (504)            -         76,837              -       91,265
                                           ---------------------------------------------------------------------------------------

Increase (decrease) in cash for year                2,641            (39)         (170)         2,038              -        4,470
Cash at beginning of year                           6,831             58           242         26,985              -       34,116
                                           ---------------------------------------------------------------------------------------

Cash at end of year                               $ 9,472         $   19        $   72       $ 29,023            $ -     $ 38,586
                                           =======================================================================================

Cash paymentsfor - Interest                       $ 4,962         $    5        $    -       $ 10,684            $ -     $ 15,651
                 - Income taxes                       336          2,053             -          3,627              -        6,016

  ITEM 2
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS
  Sales for the quarter ended September 30, 1999 were $228.5 million, an increase of 9.3% from a year earlier. Sales for the six months period were $475.2 million, a decrease of 4.8% from same period a year earlier. Most of the changes were due to sales mix in the wool segment and lower prices in the tobacco segment. Tobacco division sales of $182.4 million and $378.7 million for the current quarter and six months respectively, were up 9.7% for the quarter and 3.5% down for the six months from the corresponding period in 1998. Overall, for the quarter, tobacco volume was up 1.0% due to increases in Europe, Africa and South America, and average prices worldwide were marginally higher. For the six months volume was 1.0% lower than the prior year despite a small increase during the quarter. Lower prices and volume resulted in the lower sales. Nontobacco sales of $46.1 million and $96.6 million for the current quarter and six months respectively, were up 7.6% and down 9.7% from the same periods a year earlier. Improvement during the quarter was primarily due to a positive trend in demand for scoured and carbonized wool. During the quarter the volume of wool sold increased by 30%.

  Gross profit for the quarter and six months of $27.3 million and $52.8 million improved 10.7% and 7.3% from the corresponding periods in 1998 due primarily to sales mix. Selling general and administrative expenses increased due to inflationary factors, and the write-off of an export credit note arrangement with a Brazilian bank that filed for bankruptcy. Other income for the quarter and six months was lower as the prior year periods included gains on disposition of assets of $1.8 million and $3.7 million, respectively.

  The effective tax rate increased from 19.9% and 31.4% in the 1998 second quarter and six months to 62.2% and 62.4% in the 1999 corresponding periods. This was due to differences in tax rates and credits not utilizable in certain areas where losses are incurred. For the periods ended September 30, 1999, losses were incurred in the wool segment where tax relief was not available.

  Net income was $2.2 million or $0.17 per share on a basic and diluted basis, versus $4.0 million, or $0.31 per share for the quarter. For the six months period, net income was $3.5 million, or $0.27 per share on a basic and diluted basis, versus $6.0 million, or $0.47 per share. Basic and diluted earnings are the same for all periods because the calculation of diluted earnings per share includes adjustments that are antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

  Working capital at September 30, 1999 was $189.2 million, compared to $217.7 million a year earlier. Most of the decrease was due to the use of working capital for business acquisitions and additions to property, plant and equipment. Capital expenditures during 1999 of $10.6 million consisted of $10.0 million in the tobacco division that included investments in our St. Petersburg, Russia factory and routine capital expenditures and $0.6 million in the wool division. During the same period the wool division invested $2.5 million in an Australian wool washing operation. Cash used in operating activities totaled $55.6 million mainly due to an increase in inventories and a decrease in payables. The Company continues to closely monitor its inventory levels, which are down from $438.8 million a year ago to $385.7 million at September 30, 1999.

  During the first quarter of fiscal 1999 the Company's major tobacco subsidiaries successfully completed the amendment of their global revolving bank credit facility. The facility was increased from $200.0 million to $223.0 million and the maturity date was extended to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $15.2 million of retained earnings available for distribution as dividends at September 30, 1999.

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

YEAR 2000 MATTERS
The approach of the year 2000 (Y2K) has heightened the concern over potential problems with data systems that may or may not be able to process year dates properly after 1999. Affected systems and devices may fail or malfunction if not remedied or replaced. The actual effects and magnitude of these potential problems are difficult to quantify. From 1991 to 1994, the Company began to move away from mainframe based systems and became early adopters of PC, LAN and client-server solutions to meet information needs. New systems were developed internally to accommodate dates as proper date types rather than encoded string variables or limited serial numeric dates. A steering committee representing all functional areas of the company was formed in 1997. The committee is charged with developing a plan to ensure readiness, advising group companies of issues, monitoring progress and compliance, and allocating resources for solutions. The plan adopted consists of two main areas of focus.

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

The company has completed the internal plan. A comprehensive file for each location has been developed and individual site follow-up visits to each location by members of the steering committee were completed during September 1999. Testing and detailed reviews by a dedicated full time information resources technician at major sites were completed and his recommendations are being followed up. The move to internally developed core systems alleviated the major issues associated with Y2K. In locations were the Company uses externally provided software, or PLC technology in equipment, testing has been completed and vendor surveys have been performed. The one major potential problem identified was in a European subsidiary manufacturing facility. The Company has replaced the systems in that location with internally developed software. Contingency plans are currently being developed to sustain operations and continue to provide a high level of customer service.

(2). External issues.
The Company has communicated with and continues to communicate with its suppliers, customers, financial institutions and other business partners to determine the extent of readiness and compliance with Y2K issues. Responses are being catalogued and follow-up communications are ongoing as necessary. Certain significant customers and suppliers are located in foreign countries where the awareness of Y2K problems and remediation efforts may be behind that of the United States. Additionally, the Company is subject to operational risks relating to readiness of utilities, transportation facilities, financial service providers and government operated services that could interrupt business unit operations. There can be no assurance that all these business partners will be fully compliant or the problems they may encounter will have no adverse effect on Company operations.

The Company currently estimates that the total cost for addressing Y2K issues will be $1.4 million, which includes the cost of installing internally developed manufacturing software in the European subsidiary, any software upgrades from vendors necessary to be compliant and the cost of consultants and employees assigned to implement the plan. These amounts do not include estimated costs to implement any contingency plans that are currently being developed. The costs associated with Y2K issues are expensed as incurred and are funded with cash flow from operations. As of September 30, 1999 the Company had expensed $1.25 million. The Company does not expect the total costs of addressing these issues to be material to its consolidated financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.     An annual meeting of shareholders was held on August 10, 1999.

         b. Three persons nominated by management were elected as directors for terms expiring in 2002, as follows:

                       Nominee                Votes For           Votes Withheld
                       -------                ---------           --------------
                Marvin W. Coghill             8,832,549              1,284,647
                Robert E. Harrison            8,833,900              1,283,296
                William A. Ziegler            8,833,355              1,283,841

         In addition the following other directors remained in office after the meeting: J. Alec G. Murray; Daniel M. Sullivan; B. Clyde Preslar; William S. Barrack, Jr.; Charles H. Mullen; and William S. Sheridan.

         c. The appointment of Deloitte & Touche LLP as the company's independent auditors for fiscal 2000 was approved by a vote of 10,849,727 shares in favor, 8,451 shares against and 19,019 shares abstaining.

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

Dated: November 12, 1999
                                       STANDARD COMMERCIAL CORPORATION
                                                (Registrant)


                                       By     /s/     Robert E Harrison
                                          ------------------------------------
                                            Robert E Harrison
                                            President, Chief Executive Officer



                                       By    /s/      Robert A Sheets
                                           ------------------------------------
                                            Robert A Sheets
                                            Vice President and Chief Financial
                                              Officer