Form 10-Q
period 1999-12-31
STANDARD COMMERCIAL CORP
filed 2000-02-11
CIK 93319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended DECEMBER 31, 1999


                          Commission file number 1-9875


                                  [Standard Logo]


                         STANDARD COMMERCIAL CORPORATION


   Incorporated under the laws of                      I.R.S. Employer
          North Carolina                          Identification No. 13-1337610


                 2201 Miller Road, Wilson, North Carolina 27893

                          Telephone Number 252-291-5507



On February 1, 2000 the registrant had outstanding 12,976,172 shares of Common Stock ($.20 par value).


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
(In thousands, except share data)

                                                                      December 31       March 31
                                                                  -------------------
                                                                      1999       1998       1999
                                                                  --------   --------   --------

                                                                      (unaudited)
ASSETS
Cash............................................................  $ 30,476   $ 38,345   $ 43,767
Receivables.....................................................   232,421    185,238    228,910
Inventories.....................................................   397,508    473,152    376,922
Prepaid expenses................................................     6,254      5,050      5,353
Marketable securities...........................................       621        762        656
                                                                  --------   --------   --------

  Current assets................................................   667,280    702,547    655,608

Property, plant and equipment...................................   151,644    111,251    155,389
Investment in affiliates........................................    16,012     17,413     12,782
Other assets....................................................    50,199     57,658     54,618
                                                                  --------   --------   --------

  Total assets..................................................  $885,135   $888,869   $878,397
                                                                  ========   ========   ========
LIABILITIES
Short-term borrowings...........................................  $326,094   $353,013   $280,587
Current portion of long-term debt...............................    11,095      4,050     12,646
Accounts payable................................................   131,187    110,943    149,433
Taxes accrued...................................................     7,589     15,668     14,159
                                                                  --------   --------   --------

  Current liabilities...........................................   475,965    483,674    456,825

Long-term debt..................................................   134,120    125,262    144,161
Convertible subordinated debentures.............................    69,000     69,000     69,000
Retirement and other benefits...................................    20,364     20,244     20,224
Deferred taxes..................................................     7,388      2,474      8,875
                                                                  --------   --------   --------

  Total liabilities.............................................   706,837    700,654    699,085
                                                                  --------   --------   --------

MINORITY INTERESTS..............................................    27,393     29,621     28,307
                                                                  --------   --------   --------

SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,588,995 (Dec. 98 - 15,436,402; Mar 99 - 15,540,078)..     3,118      3,089      3,108
Additional paid-in capital......................................   102,898    101,989    102,680
Unearned restricted stock plan compensation.....................    (1,747)    (1,719)    (2,177)
Treasury shares, 2,617,707......................................    (4,250)    (4,250)    (4,250)
Retained earnings...............................................    93,503     88,454     89,430
Accumulated other comprehensive income..........................   (42,617)   (28,969)   (37,786)
                                                                  --------   --------   --------

  Total shareholders' equity....................................   150,905    158,594    151,005
                                                                  --------   --------   --------

  Total liabilities and equity..................................  $885,135   $888,869   $878,397
                                                                  ========   ========   ========

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)



                                                                   Three months ended            Nine months ended
                                                                      December 31                   December 31
                                                              ----------------------------  ----------------------------
                                                                  1999           1998           1999           1998
                                                              -------------  -------------  -------------  -------------

Sales  - tobacco............................................      $221,769       $215,123       $600,445       $607,614
       - nontobacco.........................................        56,147         53,570        152,716        160,531
                                                                  --------       --------       --------       --------

  Total sales...............................................       277,916        268,693        753,161        768,145

Cost of sales  - materials, services and supplies...........       243,765        242,336        655,702        683,524
               - interest...................................         8,621          5,839         19,125         14,892
                                                                  --------       --------       --------       --------

  Gross profit..............................................        25,530         20,518         78,334         69,729
Selling, general and administrative expenses................        19,493         18,167         59,429         54,013
Other interest expense......................................         2,691          4,362         10,199         13,253
Other income (expense) - net................................           508          2,571          1,947          8,877
                                                                  --------       --------       --------       --------

  Income before taxes.......................................         3,854            560         10,653         11,340
Income taxes................................................         1,693            637          5,937          4,018
                                                                  --------       --------       --------       --------

  Income after taxes........................................         2,161            (77)         4,716          7,322
Minority interests..........................................            31            792            268         (1,103)
Equity in earnings of affiliates............................           351             45          1,031            574
                                                                  --------       --------       --------       --------

  Net income................................................         2,543            760          6,015          6,793


Retained earnings at beginning of period....................        91,585         88,335         89,430         82,943
Common stock dividends......................................          (625)          (641)        (1,942)        (1,282)
                                                                  --------       --------       --------       --------

Retained earnings at end of period..........................      $ 93,503       $ 88,454       $ 93,503       $ 88,454
                                                                  ========       ========       ========       ========

Earnings per common share
Basic  -  net...............................................         $0.20          $0.06          $0.46          $0.53
       - average shares outstanding.........................        12,964         12,824         12,948         12,816

Diluted -  net..............................................         $0.20          $0.06          $0.46          $0.53
        - average shares outstanding........................        15,312         15,173         15,297         15,165
Dividends paid per common share                                      $0.05          $0.05          $0.15          $0.10



The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                         Nine months ended
                                                                            December 31
                                                                     --------------------------
                                                                       1999              1998
                                                                       -----             -----


CASH FLOWS FROM OPERATING ACTIVITIES

Net income........................................                   $  6,015        $    6,793
 Depreciation and amortization....................                     16,287            13,593
 Minority interests...............................                       (268)            1,103
 Deferred income taxes............................                     (1,295)             (693)
 Undistributed earnings of affiliates net of dividends received        (1,031)             (574)
 Gain on disposition of property, plant and equipment                    (282)           (3,614)
 Other............................................                      1,086             3,024
                                                                      -------------------------
                                                                       20,512            19,632
Net changes in working capital other than cash
 Receivables......................................                     (5,212)           67,081
 Inventories......................................                    (23,811)         (120,061)
 Current payables.................................                    (21,974)          (32,760)
                                                                     --------------------------

CASH USED FOR OPERATING ACTIVITIES................                    (30,485)          (66,108)
                                                                     --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions                             (14,363)          (11,992)
                              - dispositions.                           1,538             9,982
Business (acquisitions) dispositions..............                     (2,420)           (7,387)
                                                                     --------------------------

CASH USED FOR INVESTING ACTIVITIES................                    (15,245)           (9,397)
                                                                     --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...............                     45,508            85,214
Proceeds from long-term borrowings................                      2,123               535
Repayment of long-term borrowings.................                    (13,477)           (4,938)
Dividends paid....................................                     (1,942)           (1,282)
Other.............................................                        227               205
                                                                     --------------------------

CASH PROVIDED BY FINANCING ACTIVITIES.............                     32,439            79,734
                                                                     --------------------------

Increase (decrease) in cash for period............                    (13,291)            4,229
Cash at beginning of period.......................                     43,767            34,116
                                                                     --------------------------

CASH AT END OF PERIOD.............................                   $ 30,476        $   38,345
                                                                     ==========================

Cash payments for - interest......................                   $ 24,785        $   24,859
  - income taxes..................................                   $ 12,088        $   10,663

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 1999. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                   December 31     March 31
                               ------------------  --------
               (In thousands)      1999      1998      1999
                                   ----     -----     -----
               Tobacco         $333,654  $402,909  $315,506
               Nontobacco        63,854    70,243    61,416
                               --------  --------  --------

               Total           $397,508  $473,152  $376,922
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

The components of comprehensive income were as follows:

                                   Three months ended              Nine months ended
                                       December 31                    December 31
                                      ------------                    -----------
                                      1999          1998          1999            1998
                                   --------       -------      -------          -------

(In thousands)
Net income                         $ 2,543        $  760       $ 6,015           $6,793
Other comprehensive income:
Translation adjustment              (2,680)          387        (4,831)           2,971
                                   -------        ------        ------           ------

Total comprehensive income         $  (137)       $1,147       $ 1,184           $9,764
                                   -------        ------       -------           ------

4.EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. In computing the diluted per-share amounts for the three and nine months ended December 31, 1999, the incremental shares from assumed conversion of 7-1/4% Convertible Subordinated Debentures are not included because the calculations include adjustments which are antidilutive. Options to purchase shares of common stock were outstanding during the six months ended December 31, 1999 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of common shares.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5.SEGMENT INFORMATION
The company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:

                             Three months ended            Nine months ended
                                 December 31                  December 31
                             -------------------          -----------------
                               1999        1998             1999      1998
                             --------   --------          --------  -------


(In thousands)

Sales
 Tobacco                    $221,769      $215,123       $600,445      $607,614
 Nontobacco                   56,147        53,570        152,716       160,531
                            --------      --------       --------      --------
                            $277,916      $268,693       $753,161      $768,145
                            --------      --------       --------      --------


Net income (loss)
Tobacco                     $  2,932      $  2,724       $  8,429      $ 10,637
Nontobacco                      (389)       (1,964)        (2,414)       (3,844)
                            --------      --------       ---------     ---------
                            $  2,543      $    760       $  6,015      $  6,793
                            --------      --------       ---------     ---------


6.SENIOR NOTES

The 8-7/8% Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1999
(In thousands; unaudited)

                                              Standard
                                             Commercial       Standard                         Other
                                             Tobacco Co.      Commercial       Standard      Subsidiaries
                                                 Inc.         Corporation      Wool Inc.        (Non-
                                               (Issuer)       (Guarantor)     (Guarantor)    Guarantors)    Eliminations    Total
                                               --------       -----------     -----------    -----------    ------------    -----

Assets
Cash                                            $      -        $     75       $    65       $ 30,336      $       -      $ 30,476
Receivables                                       33,475           2,067           140        196,739              0       232,421
Intercompany receivables                         138,004          16,511            38         20,415       (174,968)            0
Inventories                                      152,902               0           377        244,229              0       397,508
Prepaids and other                                   981             291            11          4,971              0         6,254
Marketable securities                                  0               1             0            620              0           621
                                        -------------------------------------------------------------------------------------------

    Current assets                               325,362          18,945           631        497,310       (174,968)      667,280

Property, plant and equipment                     22,946               0            79        128,619              0       151,644
Investment in subsidiaries                        93,803         228,156        30,483        166,214       (518,656)            0
Investment in affiliates                               0               0             0         16,012              0        16,012
Other noncurrent assets                            4,982          10,068             3         35,146              0        50,199
                                        -------------------------------------------------------------------------------------------

    Total assets                                $447,093        $257,169       $31,196       $843,301      $(693,624)     $885,135
                                        ===========================================================================================

Liabilities
Short-term borrowings                           $ 32,887        $      -       $     -       $293,207      $       -      $326,094
Current portion of long-term debt                      0               0             0         11,095              0        11,095
Accounts payable                                  17,354           1,876            10        111,947              0       131,187
Intercompany payables                             62,539          40,490         1,813         70,126       (174,968)            0
Taxes accrued                                      8,871          (6,040)            0          4,758              0         7,589
                                        -------------------------------------------------------------------------------------------

    Current liabilities                          121,651          36,326         1,823        491,133       (174,968)      475,965

Long-term debt                                   117,940               0             0         16,180              0       134,120
Convertible subordinated debentures                    0          69,000             0              0              0        69,000
Retirement and other benefits                      8,813             765             0         10,786              0        20,364
Deferred taxes                                       125          (1,548)            0          8,811              0         7,388
                                        -------------------------------------------------------------------------------------------

    Total liabilities                            248,529         104,543         1,823        526,910       (174,968)      706,837
                                        -------------------------------------------------------------------------------------------

Minority interests                                     -               -             -         27,393              -        27,393
                                        -------------------------------------------------------------------------------------------

Shareholders' equity
Common stock                                         993           3,118        32,404        164,389       (197,786)        3,118
Additional paid-in capital                       130,860         102,898             0         64,839       (195,699)      102,898
Unearned restricted stock
    plan compensation                               (594)            (26)           (7)        (1,120)             0        (1,747)
Treasury stock at cost                                 0          (4,250)            0              0              0        (4,250)
Retained earnings                                 86,848          93,503         4,216        103,507       (194,571)       93,503
Accumulated other comprehensive income           (19,543)        (42,617)       (7,240)       (42,617)        69,400       (42,617)
                                        -------------------------------------------------------------------------------------------

    Total shareholders' equity                   198,564         152,626        29,373        288,998       (518,656)      150,905
                                        -------------------------------------------------------------------------------------------

    Total liabilities and equity                $447,093        $257,169       $31,196       $843,301      $(693,624)     $885,135
                                        ===========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS Quarter ended December 31, 1999.
(In thousands; unaudited)



                                               Standard
                                              Commercial       Standard                    Other Wool
                                              Tobacco Co.     Commercial     Standard     Subsidiaries
                                                 Inc.        Corporation     Wool Inc.       (Non-
                                               (Issuer)      (Guarantor)    (Guarantor)   Guarantors)   Eliminations     Total
                                               --------      -----------    -----------   -----------   ------------     -----


Sales                                          $107,664       $      -       $   265      $ 245,130    $  (75,143)      $277,916
Cost of sales:
  Materials services and supplies                97,650              -           281        220,977       (75,143)       243,765
  Interest                                        2,247              -             -          6,374             -          8,621
                                         ----------------------------------------------------------------------------------------

  Gross profit                                    7,767              -           (16)        17,779             -         25,530
Selling, general &
   administrative expenses                        3,406            775            98         15,214             -         19,493
Other interest expense                            1,050          1,313             -            328             -          2,691
Other income (expense)- net                         681            111           (46)          (238)            -            508
                                         ----------------------------------------------------------------------------------------

  Income (loss) before taxes                      3,992         (1,977)         (160)         1,999             -          3,854
Income taxes                                      1,357           (671)           81            926             -          1,693
                                         ----------------------------------------------------------------------------------------

  Income (loss) after taxes                       2,635         (1,306)         (241)         1,073             -          2,161
Minority interests                                    -              -             -             31             -             31
  Equity in earnings of affiliates                    -              -             -            351             -            351
  Equity in earnings of subsidiaries              1,574          3,849          (119)             -        (5,304)             -
                                         ----------------------------------------------------------------------------------------

  Net income                                      4,209          2,543          (360)         1,455        (5,304)         2,543
Retained earnings at beginning
    of period                                    82,639         91,585         4,576        102,052      (189,267)        91,585
Common stock dividends                                -           (625)            -              -             -           (625)
                                         ----------------------------------------------------------------------------------------

  Retained earnings at end of period           $ 86,848       $ 93,503       $ 4,216      $ 103,507    $ (194,571)      $ 93,503
                                         ========================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 1999
(In thousands; unaudited)



                                              Standard
                                             Commercial      Standard                      Other
                                             Tobacco Co.     Commercial     Standard    Subsidiaries
                                                Inc.        Corporation     Wool Inc.       (Non-
                                              (Issuer)      (Guarantor)    (Guarantor)   Guarantors)   Eliminations      Total
                                              ---------      ----------     ----------   -----------   ------------      -----


Sales                                         $ 174,453       $      -       $   850     $ 762,724     $ (184,866)      $753,161
Cost of sales:
  Materials services and supplies               155,450              -           835       684,283       (184,866)       655,702
  Interest                                        2,607              -             -        16,518              -         19,125
                                          ---------------------------------------------------------------------------------------

  Gross profit                                   16,396              -            15        61,923              -         78,334
Selling, general &
   administrative expenses                        9,470          2,231           276        47,452              -         59,429
Other interest expense                            4,927          3,940             -         1,332              -         10,199
Other income (expense)- net                       2,290            122          (138)         (327)             -          1,947
                                          ---------------------------------------------------------------------------------------

  Income (loss) before taxes                      4,289         (6,049)         (399)       12,812              -         10,653
Income taxes                                      1,458         (2,056)            -         6,535              -          5,937
                                          ---------------------------------------------------------------------------------------

  Income (loss) after taxes                       2,831         (3,993)         (399)        6,277              -          4,716
Minority interests                                    -              -             -           268              -            268
  Equity in earnings of affiliates                    -              -             -         1,031              -          1,031
  Equity in earnings of subsidiaries              9,562         10,008        (1,986)            -        (17,584)             -
                                          ---------------------------------------------------------------------------------------

  Net income                                     12,393          6,015        (2,385)        7,576        (17,584)         6,015
Retained earnings at beginning
    of period                                    81,455         89,430         6,601        95,931       (183,987)        89,430
Common stock dividends                           (7,000)        (1,942)            -             -          7,000         (1,942)
                                          ---------------------------------------------------------------------------------------

  Retained earnings at end of period           $ 86,848       $ 93,503       $ 4,216     $ 103,507     $ (194,571)      $ 93,503
                                          =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 1999
(In thousands; unaudited)


                                                   Standard
                                                  Commercial      Standard                       Other
                                                  Tobacco Co.     Commercial      Standard    Subsidiaries
                                                     Inc.        Corporation      Wool Inc.      (Non-
                                                   (Issuer)      (Guarantor)     (Guarantor)   Guarantors)    Eliminations   Total
                                                   --------      -----------     -----------   -----------    ------------   -----

Cash provided by (used in)
  operating activities                            $ (32,673)       $ 1,789         $   26      $    373          $    -   $ (30,485)
                                             ---------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                        (1,167)             -            (13)      (13,183)              -     (14,363)
  - disposals                                            91              -              -         1,447               -       1,538
Business (acquisitions) dispositions                      -              -              -        (2,420)              -      (2,420)
                                             ---------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                               (1,076)             -            (13)      (14,156)              -     (15,245)
                                             ---------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                  32,887              -              -        12,621               -      45,508
Proceeds from long-term borrowings                        -              -              -         2,123               -       2,123
Repayment of long-term borrowings                         -              -              -       (13,477)              -     (13,477)
Dividends paid                                            -         (1,942)             -             -               -      (1,942)
Other                                                    (1)           228              -             -               -         227
                                             ---------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                               32,886         (1,714)             -         1,267               -      32,439
                                             ---------------------------------------------------------------------------------------

Increase (decrease) in cash for year                   (863)            75             13       (12,516)              -     (13,291)
Cash at beginning of year                               863              -             52        42,852               -      43,767
                                             ---------------------------------------------------------------------------------------

Cash at end of year                               $       -        $    75         $   65      $ 30,336          $    -   $  30,476
                                             =======================================================================================

Cash payments for - Interest                      $   5,759        $ 2,501         $    -      $ 16,525          $    -   $  24,785
                  - Income taxes                        345          1,710              -        10,033               -      12,088

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1998
(In thousands.Unaudited)


                                                 Standard
                                                Commercial       Standard                       Other
                                               Tobacco Co.      Commercial       Standard    Subsidiaries
                                                   Inc.         Corporation      Wool Inc.      (Non-
                                                 (Issuer)       (Guarantor)     (Guarantor)  Guarantors)   Eliminations     Total
                                                 --------       -----------     ----------- -----------    ------------     -----
Assets
Cash                                           $   8,368       $     124        $    216    $  29,637      $       -     $  38,345
Receivables                                       14,373           2,136             246      168,483              0       185,238
Intercompany receivables                         107,375          16,826              64       23,329       (147,594)            0
Inventories                                      139,987               0             929      332,236              0       473,152
Prepaids and other                                   947               0              17        4,086              0         5,050
Marketable securities                                  0               1               0          761              0           762
                                        -------------------------------------------------------------------------------------------
    Current assets                               271,050          19,087           1,472      558,532       (147,594)      702,547

Property, plant and equipment                     23,508               0              73       87,670              0       111,251
Investment in subsidiaries                        77,189         230,214          37,391      169,548       (514,342)            0
Investment in affiliates                               0               0               0       17,413              0        17,413
Other noncurrent assets                            6,152           9,382               0       42,124              0        57,658
                                        -------------------------------------------------------------------------------------------
    Total assets                               $ 377,899       $ 258,683        $ 38,936    $ 875,287      $(661,936)    $ 888,869
                                        ===========================================================================================

Liabilities
Short-term borrowings                          $  12,025       $       -        $      -    $ 340,988      $       -     $ 353,013
Current portion of long-term debt                      0               0               0        4,050              0         4,050
Accounts payable                                  17,404           1,860              42       91,637              0       110,943
Intercompany payables                             19,817          32,056           1,765       93,956       (147,594)            0
Taxes accrued                                      6,734          (2,912)           (140)      11,986              0        15,668
                                        -------------------------------------------------------------------------------------------
    Current liabilities                           55,980          31,004           1,667      542,617       (147,594)      483,674

Long-term debt                                   117,940               0               0        7,322              0       125,262
Convertible subordinated debentures                    0          69,000               0            0              0        69,000
Retirement and other benefits                      8,397             705               0       11,142              0        20,244
Deferred taxes                                       221          (2,316)              0        4,569              0         2,474
                                        -------------------------------------------------------------------------------------------
    Total liabilities                            182,538          98,393           1,667      565,650       (147,594)      700,654
                                        -------------------------------------------------------------------------------------------
Minority interests                                     -               -               -       29,621              -        29,621
                                        -------------------------------------------------------------------------------------------
Shareholders' equity
Common stock                                         993           3,089          25,404      139,530       (165,927)        3,089
Additional paid-in capital                       130,860         101,989               0       64,839       (195,699)      101,989
Unearned restricted stock
    plan compensation                               (595)            (23)             (8)      (1,093)             0        (1,719)
Treasury stock at cost                                 0          (4,250)              0            0              0        (4,250)
Retained earnings                                 78,619          88,454           7,854      105,709       (192,182)       88,454
Accumulated other comprehensive income           (14,516)        (28,969)          4,019      (28,969)        39,466       (28,969)
                                        -------------------------------------------------------------------------------------------
    Total shareholders' equity                   195,361         160,290          37,269      280,016       (514,342)      158,594
                                        -------------------------------------------------------------------------------------------
    Total liabilities and equity               $ 377,899       $ 258,683        $ 38,936    $ 875,287      $(661,936)    $ 888,869
                                        ===========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS Quarter ended December 31, 1998.
(In thousands; unaudited)


                                             Standard
                                            Commercial      Standard                      Other
                                            Tobacco Co.     Commercial     Standard     Subsidiaries
                                               Inc.        Corporation     Wool Inc.       (Non-
                                             (Issuer)      (Guarantor)    (Guarantor)   Guarantors)   Eliminations      Total
                                             --------      -----------    -----------   -----------   ------------      -----

Sales                                       $ 104,824       $      -       $   494      $ 210,695      $ (47,320)     $ 268,693
Cost of sales:
  Materials services and supplies              98,011              -           458        191,187        (47,320)       242,336
  Interest                                          -              -             -          5,839                         5,839
                                       -----------------------------------------------------------------------------------------

  Gross profit                                  6,813              -            36         13,669                        20,518
Selling, general &
   administrative expenses                      3,241            569           135         14,222                        18,167
Other interest expense                          2,738          1,306             -            318                         4,362
Other income (expense)- net                     2,385          1,367           (54)        (1,127)                        2,571
                                       -----------------------------------------------------------------------------------------

  Income (loss) before taxes                    3,219           (508)         (153)        (1,998)                          560
Income taxes                                    1,231           (736)          (52)           194                           637
                                       -----------------------------------------------------------------------------------------

  Income (loss) after taxes                     1,988            228          (101)        (2,192)                          (77)
Minority interests                                  -              -             -            792                           792
  Equity in earnings of affiliates                  -              -             -             45                            45
  Equity in earnings of subsidiaries              248            532        (1,603)             -            823              -
                                       -----------------------------------------------------------------------------------------

  Net income                                    2,236            760        (1,704)        (1,355)           823            760
Retained earnings at beginning
    of period                                  76,383         88,335         9,558        107,064       (193,005)        88,335
Common stock dividends                              -           (641)            -              -                          (641)
                                       -----------------------------------------------------------------------------------------

  Retained earnings at end of period        $  78,619       $ 88,454       $ 7,854      $ 105,709      $(192,182)     $  88,454
                                       =========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 1998
(In thousands.Unaudited)


                                              Standard
                                              Commercial      Standard                      Other
                                              Tobacco Co.    Commercial     Standard    Subsidiaries
                                                  Inc.      Corporation     Wool Inc.       (Non-
                                               (Issuer)     (Guarantor)    (Guarantor)   Guarantors)    Eliminations     Total
                                               --------     -----------    -----------   -----------    ------------     -----

Sales                                         $ 164,735       $      -      $  1,449     $ 723,421       $ (121,460)   $ 768,145
Cost of sales:
  Materials services and supplies               151,232              -         1,362       652,390         (121,460)     683,524
  Interest                                           58              -             -        14,834                        14,892
                                          ---------------------------------------------------------------------------------------

  Gross profit                                   13,445              -            87        56,197                        69,729
Selling, general &
   administrative expenses                        9,932          1,949           341        41,791                        54,013
Other interest expense                            8,305          3,920             -         1,028                        13,253
Other income (expense)- net                       6,680          5,328          (157)       (2,974)                        8,877
                                          ---------------------------------------------------------------------------------------

  Income (loss) before taxes                      1,888           (541)         (411)       10,404                        11,340
Income taxes                                        642           (747)         (140)        4,263                         4,018
                                          ---------------------------------------------------------------------------------------

  Income (loss) after taxes                       1,246            206          (271)        6,141                         7,322
Minority interests                                    -              -             -        (1,103)                       (1,103)
  Equity in earnings of affiliates                    -              -             -           574                           574
  Equity in earnings of subsidiaries              8,805          6,587        (3,193)            -          (12,199)           -
                                          ---------------------------------------------------------------------------------------

  Net income                                     10,051          6,793        (3,464)        5,612          (12,199)       6,793
Retained earnings at beginning
    of period                                    68,568         82,943        11,318       100,097         (179,983)      82,943
Common stock dividends                                -         (1,282)            -             -                        (1,282)
                                          ---------------------------------------------------------------------------------------

  Retained earnings at end of period          $  78,619       $ 88,454      $  7,854     $ 105,709       $ (192,182)   $   88,454
                                          =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 1998
(In thousands.Unaudited)


                                                   Standard
                                                  Commercial     Standard                       Other
                                                  Tobacco Co.    Commercial      Standard    Subsidiaries
                                                     Inc.       Corporation     Wool Inc.        (Non-
                                                   (Issuer)     (Guarantor)    (Guarantor)    Guarantors)   Eliminations    Total
                                                   --------     -----------    -----------    -----------   ------------    -----

Cash provided by (used in)
  operating activities                            $ (10,238)      $  1,143       $     5      $ (57,018)      $     -   $ (66,108)
                                             -------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                        (4,497)             -            (31)       (7,464)            -     (11,992)
  - disposals                                         4,415              -              -         5,567             -       9,982
Business (acquisitions) dispositions                      -              -              -        (7,387)            -      (7,387)
                                             -------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                  (82)             -            (31)       (9,284)            -      (9,397)
                                             -------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                  12,025              -              -        73,189             -      85,214
Proceeds from long-term borrowings                        -              -              -           535             -         535
Repayment of long-term borrowings                      (168)             -              -        (4,770)            -      (4,938)
Dividends paid                                            -         (1,282)             -             -             -      (1,282)
Other                                                     -            205              -             -             -         205
                                             -------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                               11,857         (1,077)             -        68,954             -      79,734
                                             -------------------------------------------------------------------------------------

Increase (decrease) in cash for year                  1,537             66            (26)        2,652             -       4,229
Cash at beginning of year                             6,831             58            242        26,985             -      34,116
                                             -------------------------------------------------------------------------------------

Cash at end of year                               $   8,368       $    124       $    216     $  29,637       $     -   $  38,345
                                             =====================================================================================

Cash payments for - Interest                      $   5,564       $  2,506       $      -     $  16,789       $     -    $ 24,859
                           - Income taxes               336          2,053              -         8,274             -      10,663

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended December 31, 1999 were $277.9 million, an increase of 3.4% from a year earlier. Sales for the nine months period were $753.2 million, a decrease of 2.0% from same period a year earlier. Most of the changes were due to sales mix in the tobacco and nontobacco segments. Tobacco division sales of $221.8 million and $600.4 million for the current quarter and nine months, respectively, were up 3.1% for the quarter and down 1.2% for the nine months from the corresponding periods in 1998. For the current quarter and nine months tobacco volume was up 10.1% and 2.6% due to increased shipments from South America and CIS, and average prices were lower due to sales mix. Nontobacco sales of $56.1 million and $152.7 million for the current quarter and nine months, respectively, were up 4.8% and down 4.9% from the same periods a year earlier. Volume of wool sold during the quarter and nine months were up 14.0% and 13.7% respectively from prior year periods due to increase in sales of scoured and carbonized wool.

Gross profit for the quarter and nine months of $25.5 million and $78.3 million improved 24.4% and 12.3% from the corresponding periods in 1998 due primarily to improvements in margins in wool and sales mix. Selling general and administrative expenses increased due to inflationary factors, and the write-off of an export credit note arrangement with a Brazilian bank that filed for bankruptcy. Current quarter selling, general and administrative expenses include the write-off of a receivable from a wool affiliate that is in liquidation. Other income for the quarter and nine months were lower as the prior year quarter included $1.7 million gain on proceeds of a life insurance policy and in addition the prior year nine months included gains on disposition of assets of $3.7 million.

The effective tax rates for the current quarter and nine months were 43.9% and 55.7% against 113.8% and 35.4% in prior year periods, due to differences in tax rates and credits not utilizable in certain areas where losses are incurred. As in 1998, for the periods ended December 31, 1999, losses were incurred in the wool segment where tax relief was not available.

Net income was $2.5 million or $0.20 per share on a basic and diluted basis for the current quarter, versus $0.8 million, or $0.06 per share during the prior period quarter. For the nine months, net income was $6.0 million, or $0.46 per share on a basic and diluted basis, versus $6.8 million, or $0.53 per share during the same period a year earlier. Basic and diluted earnings are the same for all periods because the calculation of diluted earnings per share includes adjustments that are antidilutive.


Liquidity and Capital Resources

Working capital at December 31, 1999 was $191.3 million, compared to $218.9 million a year earlier. Most of the decrease was due to the use of working capital for business acquisitions and additions to property, plant and equipment. Capital expenditures for the nine months to December 31, 1999 of $14.4 million consisted of $12.8 million in the tobacco division that included investments in our St. Petersburg, Russia factory and routine capital expenditures and $1.6 million in the wool division. During the same period the wool division invested $2.5 million in an Australian wool washing operation. Cash used in operating activities totaled $30.5 million mainly due to an increase in inventories and a decrease in payables. The Company continues to closely monitor its inventory levels, which are down from $473.2 million a year ago to $397.5 million at December 31, 1999.

On May 19, 1999 the Company's major tobacco subsidiaries successfully completed the amendment of their global revolving bank credit facility. The facility was increased from $200.0 million to $223.0 million and the maturity date was extended to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $15.9 million of retained earnings available for distribution as dividends at December 31, 1999.

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Capital Resources (continued)

Based on the current outlook for the tobacco and wool divisions, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.

Year 2000 Update

The Company's plans to address the possible  exposures  related to the impact on its computer systems of the Year 2000 was described in the Form 10-Q for the quarter ended September 30, 1999. Since entering the year 2000 the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers. The Company will continue to monitor its systems over the next several months. The Company does not anticipate any significant impacts due to Year 2000 exposure from its internal systems as well from the activities of its suppliers and customers. The cost incurred for addressing Year 2000 issues, which include the cost of installing internally developed manufacturing software in the European subsidiary, software upgrades from vendors necessary to be compliant, and the cost of consultants and employees assigned to implement, were expensed as incurred. Such costs totaled approximately $1.4 million.

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

Dated: February 10, 2000
                              STANDARD COMMERCIAL CORPORATION
                                               (Registrant)


                              By    /s/  Robert E Harrison
                                ------------------------------------
                                 Robert E Harrison
                                 President, Chief Executive Officer



                                  By      /s/  Robert A Sheets
                                    -----------------------------------
                                    Robert A Sheets
                                    Vice President and Chief Financial Officer

STANDARD COMMERCIAL CORPORATIONCOMPUTATION OF EARNINGS PER COMMON
SHARE EXHIBIT 11
(In thousands, except share information; unaudited)

                                                                     Third quarter ended                Nine months ended
                                                                         December 31                       December 31
                                                               --------------------------------  --------------------------------
                                                                    1999             1998             1999             1998
                                                               ---------------  ---------------  ---------------  ---------------

BASIC EARNINGS PER SHARE

Net income applicable to common stock........................     $     2,543      $       760      $     6,015      $     6,793
                                                                  ===========      ===========      ===========      ===========

Basic average shares outstanding.............................      12,963,659       12,824,281       12,948,005       12,816,663

 Basic earnings per common share - net.......................     $      0.20      $      0.06      $      0.46      $      0.53

DILUTED EARNINGS PER SHARE
 Net income applicable to common stock.......................     $     2,543      $       760      $     6,015      $     6,793
 Add  - after-tax interest expense on 7 1/4% convertible
          subordinated debentures at November 1..............             825              825            2,475            2,475
                                                                  -----------      -----------      -----------      -----------

Net income applicable to common stock........................     $     3,368      $     1,585      $     8,490      $     9,268
                                                                  ===========      ===========      ===========      ===========

Basic average shares outstanding.............................      12,963,659       12,824,281       12,948,005       12,816,663
Increase in shares outstanding assuming
        - conversion of 7 1/4% convertible subordinated
         debentures at November 13, 1991.....................       2,348,536        2,348,536        2,348,536        2,348,536


Diluted average shares outstanding...........................      15,312,195       15,172,817       15,296,541       15,165,199

Diluted earnings per common share - net......................     $      0.22*     $      0.10*     $      0.56*     $      0.61*


*Calculation of diluted earnings per share includes adjustments, which are antidilutive. Therefore, basic and diluted are shown as the same on the face of the income statement.