Form 10-K
period 2000-03-31
STANDARD COMMERCIAL CORP
filed 2000-06-27
CIK 93319

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

COMMON STOCK, $0.20 PAR VALUE                     NEW YORK STOCK EXCHANGE
7 1/4% CONVERTIBLE SUBORDINATED                   NEW YORK STOCK EXCHANGE
DEBENTURES DUE 2007

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS. YES  X    NO
                      ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [_]

AT JUNE 12, 2000 THERE WERE 12,999,012 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE ON JUNE 12, 2000 WAS APPROXIMATELY: $63,370,000.

PORTIONS OF THE REGISTRANT'S (1) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED MARCH 31, 2000 AND (2) PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON AUGUST 8, 2000 ARE INCORPORATED BY REFERENCE INTO PARTS II, III AND IV.

                                    PART I
                                    ------

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

         There have been no significant changes in business segments since April 1, 1999. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material.

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

         Wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. The Company typically pays for its wool purchases in the currency of the country of origin, and hedges the currencies of its purchase and sale commitments with forward transactions.

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

         In November, 1998 the major U.S. cigarette manufacturers reached agreement to settle lawsuits with 46 states concerning their claims for reimbursement of smoking-related health costs. Key provisions of the settlement are as follows:

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

         A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries. Most recently, a few countries have initiated legal proceedings against the manufacturers modeled on the US Medicaid claims. It is not possible to predict the extent to which these actions or claims might adversely affect the Company's business.

         Although the Company's wool scouring and top making operations involve discharges of significant amounts of effluent waste, the Company believes that it is currently in compliance with applicable foreign laws relating to the protection of the environment. Such compliance has not had, and is not anticipated to have, any material effect upon the competitive position of the Company.

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

         Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association (TMA), the American-blend cigarette consumption has increased from 1.76 trillion units in calendar 1991 to 1.95 trillion units in calendar 1999, an increase of 10.8%. The TMA estimates that worldwide American-blend tobacco consumption will increase an additional 7.7% to 2.10 trillion units by the year 2002. The TMA also estimates that worldwide American-blend cigarette consumption as a percentage of total consumption has experienced growth, increasing from 34.03% in 1991 to 37.0% in 1999, and is projected to hold its market share, decreasing slightly to 36.8% by the year 2002. Several multinational cigarette manufacturers have made significant investments in the Former Soviet Union, which the Company believes may lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco, sourced and processed by the three global independent leaf tobacco merchants, including the Company, has grown accordingly.

         Growth in Foreign Operations of Multinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the Former Soviet Union, in order to increase presence in these markets. As cigarette manufacturers expand their global operations, the Company believes there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic tobacco content laws in certain countries. The Company also believes that the international expansion of cigarette manufacturers will cause these manufacturers to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

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

         Consolidation of Tobacco Merchants. Leaf tobacco merchants continue to consolidate through worldwide acquisitions and mergers. As recently as 1989, there were eight major international merchants, and currently there are only three global independent leaf tobacco merchants, including the Company, that purchase, process, store, sell and ship leaf tobacco worldwide. The Company believes that it has experienced growth in tobacco volumes as a result of this industry consolidation as the multinational cigarette manufacturers diversify their sourcing partners of quality leaf tobacco.

         Global Market Conditions. In the U.S. market, the late November 1998 settlement between the cigarette manufacturers and the states for health care claims has resulted in major price increases, which could affect demand. This issue is impacting U.S. domestic purchase programs as well. Until the effects of the settlement related issues are known, the uncertainty is prompting a conservative approach to inventory management in this market as well.

         During the 1999 fiscal year, several of the largest international cigarette manufactures announced mergers that have further added to uncertain purchasing conditions as the effects of combining different companies will have to be analyzed.

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

         Although Argentina, Brazil, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, the Company buys tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although such purchases are usually made with some knowledge of its customers' requirements. In certain of these markets the Company advances or finances the purchase of fertilizer and other supplies to assist farmers in growing the crop. These advances generally are repaid with deliveries of tobacco to the Company. During fiscal 2000, the maximum aggregate amount of such advances by the Company was $58.7 million.

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

         The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities. In fiscal 2000, the Company's five largest customers accounted for approximately 46.4% of total sales (58.1% of tobacco sales). In fiscal years 2000, 1999 and 1998, one customer accounted for 18.4%, 20.0% and 24.1% of total sales, respectively. The Company believes that formal purchase contracts are not customary in the global leaf tobacco industry and agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. The Company has done business with most of its customers for many years. The Company believes that it has good relationships with its large customers; however, the loss of any one or more of these customers could have a material adverse effect on the Company.

         As of March 31, 2000, the Company had tobacco inventory of $278.3 million compared to $315.5 million at March 31, 1999. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco.

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

         The Wool Industry

         The Company is a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, the Company owns and operates an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. The Company does not raise sheep or produce textile products. For fiscal 2000, the Company derived approximately 20.2% of its revenue from its wool division.

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

         Prior to 1991, Australian wool growers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. Wool International, an organization created by the Australian government, was responsible for the reduction of the stockpile. Sales from the stockpile were frozen in October 1998 and the operation was privatized. In mid-1999, the newly created company, WoolStock, resumed sales from the stockpile which at March 31st, 2000 was estimated at 100,000 metric tons.

         Global Wool Market Conditions

         The ability of natural wool fibers to compete on price and quality with synthetics has been diminished over the past few years. Falling prices on synthetic fibers, the potential for substitution at both the processing and retail levels and the buildup of raw stocks in Australia have contributed to an oversupply of natural wool. As a result, prices for wool fell substantially during the prior years. A recovery of prices has occurred in the last half of the current year. Economic conditions in Asia are improving, the Chinese markets are re-opening, the increase in world oil prices is negatively impacting the prices of synthetic fibers and the stockpile has been reduced. Consequently, prices for wool are improving with the benchmark Australian Eastern Market indicator moving up from 555 cents (Australian) at March 31, 1999, to 682 cents (Australian) at March 31, 2000.

         Worldwide wool production started to recover this fiscal year as Australian wool exports are up over 9% from the prior period. Higher consumer spending in 1999 has contributed to growing apparel sales in the US, China, South Korea and the UK markets but spending in key markets of Germany and Italy are only starting to recover. Despite the current favorable trends, it is still too early to conclude that the wool industry has recovered from the build up of finished wool products in the textile pipeline that occurred in prior years.

         Operations

         From the outset, the Company's strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. As a result of its acquisitions and the continuing consolidation of the wool industry, the Company has become one of the world's largest traders and processors of wool. The Company owns and operates processing facilities in four countries, including scouring mills in South Africa and the United Kingdom and combing mills in Chile and France. The Company has entered into a joint venture for an aqueous scouring facility in Western Australia, the only one of its type in the region. The Company closed its wholly owned scouring facility in New Zealand and acquired a 24.9% interest in an existing facility. The Company acquired a 35.7% interest in a topmaking facility in Tasmania. However, the Tasmanian operation was facing severe financial difficulties which culminated in the appointment of receivers in May 1999. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

         Purchasing. The Company deals in wool from all of the major producing areas, the most significant of which are Argentina, Australia, Chile, New Zealand, South Africa and the United Kingdom. The Company has buying offices in all of these areas. The Company's employees buy wool at auctions and through negotiations with wool growers. Although most wool is shorn before it is purchased, some wool is purchased "on the back" before shearing. As in its tobacco business, most of the Company's purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. The Company typically pays for its wool purchases in the currency of the country of origin, and hedges the currencies of its purchase and sale commitments with forward transactions. The Company does not engage in currency transactions for the purpose of speculation.

         Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. The Company sells some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at the Company's plants in South Africa, France and the United Kingdom, and at its jointly owned facilities in Australia and New Zealand, or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in the Company's plants in Chile and France, and by commission combers in Argentina, Australia, Italy and Germany. The Company's French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

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

         Selling. The Company currently derives approximately 73% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 2000, processed wool (i.e., scoured and tops) accounted for approximately 63% of the Company's wool revenues, followed by greasy wool (21%), specialty fibers and lanolin (7%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufactures of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounted for less than 2% of total sales and 5% of total wool sales for fiscal 2000. Sales are typically made in local currencies of the customers.

         The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months. At March 31, 2000 and 1999, the Company had outstanding orders for wool of approximately $94.0 million and $79.0 million, respectively.

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

EMPLOYEES

         At March 31, 2000, the Company had a total of approximately 2,768 full-time employees (including approximately 463 in the United States) and approximately 1,412 full-time employees in affiliated companies. As of that date, of the Company's full-time employees, approximately 2,245 were in the tobacco business and approximately 523 were in the wool business. The tobacco business typically employs an additional 5,200 to 5,800 part-time employees during peak production periods.

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

ITEM 2. PROPERTIES.

Tobacco Operations

        The Company generally conducts its tobacco processing operations in facilities near the area of production. In certain places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of Company personnel. A current summary showing the principal tobacco operating properties of the Company or its affiliates is shown below:

                                                            AREA
      LOCATION                    PRINCIPAL USE         (SQUARE FEET)
      --------                    -------------         -------------

UNITED STATES
    Wilson, NC                   Factory/storage          1,088,406
    King, NC                     Factory                    134,600
    Springfield, KY              Factory/storage            392,000

TURKEY
    Izmir                        Factories/storage          500,000

GREECE
    Alexandria                   Factory/storage            346,655
    Salonica                     Factory/storage            811,790
    Paleokastro                  Storage                    152,154

MALAWI
    Lilongwe                     Factory/storage            776,000

ZIMBABWE
    Harare                       Factory/storage            565,800*
    Harare                       Storage                    233,500

TANZANIA
    Tabora                       Factory/storage            110,200
    Morogoro                     Factory/storage             87,300

THAILAND
    Chiengmai                    Factory/storage            864,000
    Banphai                      Factory/storage            448,000

ITALY
    Caserta                      Factory/storage            788,385

SPAIN
    Benavente                    Factory/storage            211,266
    Benavente                    Storage                    107,600*

BRAZIL
    Santa Cruz do Sul            Factory/storage            821,867

INDIA
    Guntur                       Factory/storage            820,421


RUSSIA
    St. Petersburg               Factory/storage            147,886


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

     Executive Officers and Key Employees of the Company at June 13, 2000

Name                       Age                   Positions
----                       ---                   ---------

Robert E. Harrison          46     President and Chief Executive Officer
Marvin W. Coghill           66     Chairman - Tobacco Division
Alfred F. Rehm              51     President - Tobacco Division
Paul H. Bicque              56     Managing Director - Wool Division
Henry C. Babb               55     Vice President - Public Affairs, General
                                        and Counsel Secretary
Ery W. Kehaya, II           48     Vice President, and Tobacco Division
                                        Regional Manager - North America
Michael K. McDaniel         50     Vice President-Human Resources
Robert A. Sheets            45     Vice President and Chief Financial Officer
Keith H. Merrick            45     Vice President and Treasurer
Hampton R. Poole, Jr.       48     Vice President and Controller
Timothy S. Price            41     Vice President - Business Planning
                                        and Development
Krishnamurthy Rangarajan    57     Vice President and Assistant Secretary


         Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2000 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers and key employees is set forth below:

         Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President - Sales of the Tobacco Division since February 1995. He joined the Company in 1978 and his 32 year career in the tobacco industry includes experience in all phases of the leaf department.

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

         The above persons have been appointed for terms continuing until at the Board of Directors meeting following the Annual Meeting of Shareholders on August 8, 2000 or until their successors have been duly elected and qualified.

                                    PART II

ITEM 5   -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS

ITEM 6   -   SELECTED FINANCIAL DATA

ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

ITEM 7A  -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The information called for by Items 5, 6, 7 and 7A is contained in the Company's 2000 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

       Item       Caption in Annual Report                             Page No.
       ----       ------------------------                             --------

         5        Quarterly Financial Data (Unaudited)                    36
         6        Selected Financial Data                                 35
     7 and 7A     Management's Discussion and Analysis of
                    Results of Operations and Financial Condition        8-13

ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The data appearing on pages 15 through 36 of the Company's 2000 Annual Report to Shareholders, and the Independent Auditors' Report on page 14, are incorporated herein by reference and made a part hereof.

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


         The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 8, 2000 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers who are not directors of the Company follows Item 4 of Part I of this Report.

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

      (b) Reports on Form 8-K: None were filed during the quarter ended March 31, 2000.

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

                        (v) There is incorporated herein by reference the Fourth Supplemental Agreement dated May 18, 1999 between the Company and certain subsidiaries and Deutsche Bank A.G. et al filed as Exhbiit 4(I) for the quarter ended June 30, 1999 which amends 4(ii), (iii) and (iv) above.

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

                        (4) Agreement dated as of December 1997 between the Company and Henry C. Babb filed as exhibit 10.3 to the Company's Report on Form 10-K for the year ended March 31, 1999.

                        (5) Agreement dated as of August 1998 between the Company and Paul H. Bique filed as exhibit 10.4 to the Company's Report on Form 10K for the year ended March 31, 1999.


                  11.   Computation of Earnings per Common Share.

                  13. The Company's Annual Report to Shareholders for the year ended March 31, 2000 which, except for information expressly incorporated by reference into Items 5, 6, 7, 7A and 8 is not deemed to be "filed" as a part of this Report.

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

                             STANDARD COMMERCIAL CORPORATION

                             By:        /s/  Robert E Harrison
                                ------------------------------------------------
June 13, 2000                   Robert E Harrison, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 13, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

/s/  Robert E Harrison                            President, and Director
--------------------------
Robert E Harrison                              (Principal Executive Officer)

/s/  Robert A Sheets                 Vice President and Chief Financial Officer
--------------------------
Robert A Sheets                     (Principal Financial and Accounting Officer)

/s/  J Alec G Murray                      Chairman of the Board of Directors
--------------------------
J Alec G Murray

/s/  Marvin W Coghill                               Director
--------------------------
Marvin W Coghill

/s/  William A Ziegler                              Director
--------------------------
William A Ziegler

/s/ Mark W Kehaya                                   Director
--------------------------
Mark W Kehaya

/s/  William S Barrack Jr                           Director
--------------------------
William S Barrack Jr

/s/  Charles H Mullen                               Director
--------------------------
Charles H Mullen

/s/  Daniel M Sullivan                              Director
--------------------------
Daniel M Sullivan

/s/  William S Sheridan                             Director
--------------------------
William S Sheridan

/s/ B Clyde Preslar                                 Director
--------------------------
B Clyde Preslar

Independent Auditors' Report

To the Board of Directors and Shareholders of Standard Commercial Corporation

We have audited the consolidated financial statements of Standard Commercial Corporation as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated June 6, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standard Commercial Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche L.L.P.
----------------------------
DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 6, 2000

STANDARD COMMERCIAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at     Changed to    Charged to        Deductions      Balance at
                                           Beginning      Costs and       Other                            End of
                                           Of Period      Expenses      Accounts         See Note A        Period
Year ended March 31, 1998
Deducted from asset accounts

Allowance for doubtful accounts.......   $  3,600,727    $  1,337,765   $   -         $    403,332     $  4,535,160
Inventory.............................      4,935,825       2,719,009       -            2,684,907        4,969,927
                                        ---------------------------------------------------------------------------

   Total..............................   $  8,536,552    $  4,056,774   $   -         $  3,088,239     $  9,505,087
                                        ===========================================================================

Year ended March 31, 1999
Deducted from asset accounts

Allowance for doubtful accounts.......   $  4,535,160    $    891,348   $   -         $    423,240     $  5,003,268
Inventory.............................      4,969,927       7,038,223       -            1,324,561       10,683,589
                                        ---------------------------------------------------------------------------

   Total..............................   $  9,505,087    $  7,929,571   $   -         $  1,747,801     $ 15,686,857
                                        ===========================================================================

Year ended March 31, 2000
Deducted from asset accounts

Allowance for doubtful accounts.......   $  5,003,268    $  2,282,998   $   -         $    720,157     $  6,566,109
Inventory.............................     10,683,589       3,701,344       -            2,338,796       12,046,137
                                        ---------------------------------------------------------------------------

   Total..............................   $ 15,686,857    $  5,984,342   $   -         $  3,058,953     $ 18,612,246
                                        ===========================================================================