Form 10-Q
period 2000-06-30
STANDARD COMMERCIAL CORP
filed 2000-08-08
CIK 93319

       SECURITIES AND EXCHANGE COMMISSIONWei WanFinancial Printing Group
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2000


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

On August 3, 2000 the registrant had outstanding 13,011,104 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

                                                 YES  X          NO
                                                     ---------       ---------






PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
                                                                             June 30           March 31
                                                                        -------------------   ----------
                                                                          2000       1999        2000
                                                                        --------   --------   ----------
                                                                            (unaudited)
ASSETS
Cash..................................................................  $ 29,245   $ 32,279    $ 38,349
Receivables...........................................................   201,214    269,671     227,300
Inventories...........................................................   377,427    386,926     340,444
Prepaid expenses......................................................     7,092      5,945       5,192
Marketable securities.................................................       988        641         586
                                                                        -------------------------------

  Current assets......................................................   615,966    695,462     611,871

Property, plant and equipment.........................................   146,634    151,664     146,638
Investment in affiliates..............................................    16,078     15,861      16,059
Other assets..........................................................    47,270     53,982      46,262
                                                                        -------------------------------

  Total assets........................................................  $825,948   $916,969    $820,830
                                                                        ===============================

LIABILITIES
Short-term borrowings.................................................  $270,886   $328,475    $262,059
Current portion of long-term debt.....................................    10,150     12,697      14,325
Accounts payable......................................................   131,552    147,977     132,115
Taxes accrued.........................................................     9,784     10,778       9,783
                                                                        -------------------------------

  Current liabilities.................................................   422,372    499,927     418,282

Long-term debt........................................................   129,506    139,522     130,645
Convertible subordinated debentures...................................    69,000     69,000      69,000
Retirement and other benefits.........................................    21,300     20,599      20,536
Deferred taxes........................................................     6,029      8,934       6,518
                                                                        -------------------------------

  Total liabilities...................................................   648,207    737,982     644,981
                                                                        -------------------------------

MINORITY INTERESTS....................................................    27,402     28,426      26,772
                                                                        -------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,622,256 (June 99 - 15,554,772; Mar 00 - 15,605,725)........     3,124      3,111       3,121
Additional paid-in capital............................................   103,038    102,755     102,986
Unearned restricted stock plan compensation...........................    (1,447)    (2,031)     (1,603)
Treasury shares, 2,617,707 (June 99 - 2,617,707; Mar 00 - 2,617,707)..    (4,250)    (4,250)     (4,250)
Retained earnings.....................................................    98,215     90,045      97,177
Accumulated other comprehensive income................................   (48,341)   (39,069)    (48,354)
                                                                        -------------------------------

  Total shareholders' equity..........................................   150,339    150,561     149,077
                                                                        -------------------------------

  Total liabilities and equity........................................  $825,948   $916,969    $820,830
                                                                        ===============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share data; unaudited)


                                                                                            Three months ended
                                                                                                  June 30
                                                                                                  -------
                                                                                             2000           1999
                                                                                             ----           ----

Sales  - tobacco................................................................         $138,731       $196,253
       - nontobacco.............................................................           61,153         50,514
                                                                                     ---------------------------

   Total sales..................................................................          199,884        246,767

Cost of sales
     - Materials, services and supplies.........................................          167,867        215,847
     - Interest.................................................................            6,041          5,430
                                                                                     ---------------------------

       Gross profit.............................................................           25,976         25,490
Selling, general and administrative expenses....................................           19,550         18,637
Other interest expense..........................................................            1,844          4,631
Other income (expense) - net....................................................              287            816
                                                                                     ---------------------------

       Income before taxes......................................................            4,869          3,038
Income taxes....................................................................            2,624          1,904
                                                                                     ---------------------------

       Income after taxes.......................................................            2,245          1,134
Minority interests..............................................................             (668)          (351)
Equity in earnings of affiliates................................................              111            479
                                                                                     ---------------------------

       Net income...............................................................            1,688          1,262



Retained earnings at beginning of period........................................           97,177         89,430
Common stock dividends .........................................................             (650)          (647)
                                                                                     ---------------------------

Retained earnings at end of period..............................................          $98,215        $90,045
                                                                                     ===========================

Earnings per common share
   Basic and diluted - net......................................................            $0.13          $0.10
                     - average shares outstanding...............................           12,999         12,933
Dividend declared per common share..............................................            $0.05          $0.05



The accompanying notes are an integral part of these financial statements. STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)


                                                                                          Three months ended
                                                                                              June 30
                                                                                              -------
                                                                                        2000                1999
                                                                                        ----               -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income......................................................................           $1,688         $1,262
   Depreciation and amortization................................................            5,451          5,533
   Minority interests...........................................................              668            351
   Deferred income taxes........................................................             (491)           132
   Undistributed earnings of affiliates net of dividends received...............              (74)          (479)
   Loss/(gain) on disposition of property, plant and equipment..................                6           (157)
   Other........................................................................               88          2,041
                                                                                --------------------------------
                                                                                            7,336          8,683
Net changes in working capital other than cash
   Receivables..................................................................           21,223        (43,698)
   Inventories..................................................................          (37,859)       (10,941)
   Current payables.............................................................            1,537         (4,382)
                                                                                ---------------------------------

CASH USED FOR OPERATING ACTIVITIES..............................................           (7,763)       (50,338)
                                                                                ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  - additions......................................           (4,976)        (2,362)
                               - dispositions...................................               73            252
Business acquisitions ..........................................................               (3)        (2,532)
                                                                                ---------------------------------

Cash used for investing activities..............................................           (4,906)        (4,642)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings.............................................            8,827         47,889
Proceeds from long-term borrowings..............................................            2,138            810
Repayment of long-term borrowings...............................................           (7,456)        (5,285)
Other...........................................................................               56             78
                                                                                --------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES...........................................            3,565         43,492
                                                                                --------------------------------

Increase (decrease) in cash for period..........................................           (9,104)       (11,488)
Cash at beginning of period.....................................................           38,349         43,767
                                                                                --------------------------------

CASH AT END OF PERIOD...........................................................         $ 29,245        $32,279
                                                                                ================================

Cash payments for - interest...........................................                    $5,722         $5,963
                             - income taxes............................                    $3,126         $4,987


The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 2000. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES
                       June 30             March 31
                  -----------------        --------
(In thousands)        2000      1999           2000
                  --------  --------       --------
Tobacco           $317,161  $332,176       $278,343
Nontobacco          60,266    54,750         62,101
                  --------  --------       --------

 Total            $377,427  $386,926       $340,444
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

The components of comprehensive income were as follows:

                                            June 30
                                       ----------------
                                         2000     1999
                                       -------   ------
(In thousands)
 Net income                            $1,688  $ 1,262
 Other comprehensive income:
 Translation adjustment                    13   (1,283)
                                       ------  -------

 Total comprehensive income (loss)     $1,701  $   (21)
                                       ======  =======

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

5.SEGMENT INFORMATION
The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:

                        June 30
                  -------------------
                    2000      1999
                 --------    --------
Sales
  Tobacco         $138,731  $196,253
  Nontobacco        61,153    50,514
                  --------  --------
                  $199,884  $246,767
                  --------  --------

Net income
 Tobacco          $  1,363  $  1,840
 Nontobacco            325      (578)
                  --------  --------
                  $  1,688  $  1,262
                  --------  --------

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

6.SENIOR NOTES

The 8 7/8 % Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee on a senior basis, the full and prompt performance of the issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 2000 (In thousands.)



                                          Standard
                                         Commercial       Standard                       Other
                                         Tobacco Co.     Commercial     Standard      Subsidiaries
                                            Inc.        Corporation     Wool Inc.        (Non-
                                          (Issuer)      (Guarantor)    (Guarantor)    Guarantors)     Eliminations       Total
                                          --------      -----------    -----------    -----------     ------------       -----
Assets
Cash                                          $  8,677       $      -       $    39         $ 20,529       $      -        $ 29,245
Receivables                                     16,077          1,532            27          183,578              -         201,214
Intercompany receivables                        95,877         18,996            64           27,681       (142,618)              -
Inventories                                    117,526              -             -          259,901              -         377,427
Prepaids and other                                 148            350             1            6,593              -           7,092
Marketable securities                                -              1             -              987              -             988
                                       ---------------------------------------------------------------------------------------------

    Current assets                             238,305         20,879           131          499,269       (142,618)        615,966

Property, plant and equipment                   21,729              -            20          124,885              -         146,634
Investment in subsidiaries                      88,693        185,060        31,918          149,755       (455,426)              -
Investment in affiliates                             -              -             -           16,078              -          16,078
Other noncurrent assets                          1,158          9,567             -           36,545              -          47,270
                                       ---------------------------------------------------------------------------------------------

    Total assets                              $349,885       $215,506       $32,069         $826,532      ($598,044)       $825,948
                                       =============================================================================================

Liabilities
Short-term borrowings                         $      -       $     23       $     -         $270,863       $      -        $270,886
Current portion of long-term debt                    -              -             -           10,150              -          10,150
Accounts payable                                 9,961          2,388             -          119,203              -         131,552
Intercompany accounts payable                   45,524             56         1,560           95,478       (142,618)              -
Taxes accrued                                   14,178         (6,883)            -            2,489              -           9,784
                                       ---------------------------------------------------------------------------------------------

    Current liabilities                         69,663         (4,416)        1,560          498,183       (142,618)        422,372

Long-term debt                                 115,000              -             -           14,506              -         129,506
Convertible subordinated debentures                  -         69,000             -                -              -          69,000
Retirement and other benefits                    9,122            713             -           11,465              -          21,300
Deferred taxes                                    (933)        (1,557)            -            8,519              -           6,029
                                       ---------------------------------------------------------------------------------------------

    Total liabilities                          192,852         63,740         1,560          532,673       (142,618)        648,207

Minority interests                                   -              -             -           27,402              -          27,402

Shareholders' equity
Common stock                                       993          3,124        32,404          155,217       (188,614)          3,124
Additional paid-in capital                     130,860        103,038             -           60,512       (191,372)        103,038
Unearned restricted stock
    plan compensation                             (502)           (20)           (6)            (919)             -          (1,447)
Treasury stock at cost                               -         (4,250)            -                -              -          (4,250)
Retained earnings                               47,386         98,215         6,385           99,988       (153,759)         98,215
Accumulated other comprehensive income         (21,704)       (48,341)       (8,274)         (48,341)        78,319         (48,341)
                                       ---------------------------------------------------------------------------------------------

    Total shareholders' equity                 157,033        151,766        30,509          266,457       (455,426)        150,339
                                       ---------------------------------------------------------------------------------------------

    Total liabilities and equity              $349,885       $215,506       $32,069         $826,532      ($598,044)       $825,948
                                       =============================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 2000
(In thousands.)



                                             Standard
                                            Commercial       Standard                        Other
                                            Tobacco Co.     Commercial      Standard      Subsidiaries
                                               Inc.        Corporation     Wool Inc.         (Non-
                                             (Issuer)      (Guarantor)    (Guarantor)     Guarantors)     Eliminations     Total
                                             --------      -----------    -----------     -----------     ------------     -----

Sales                                        $ 43,493            $ -           $ 40        $ 208,752       $(52,401)    $199,884
Cost of sales:
  Materials services and supplies              34,281              -              -          185,987        (52,401)     167,867
  Interest                                        851              -              -            5,190              -        6,041
                                         ----------------------------------------------------------------------------------------

  Gross profit                                  8,361              -             40           17,575              -       25,976
Selling, general &
   administrative expenses                      2,524            848             50           16,128              -       19,550
Other interest expense                            200          1,319              -              325              -        1,844
Other income (expense) net                        205            (11)             -               93              -          287
                                         ----------------------------------------------------------------------------------------

  Income (loss) before taxes                    5,842         (2,178)           (10)           1,215              -        4,869
Income taxes                                    1,987           (740)             -            1,377              -        2,624
                                         ----------------------------------------------------------------------------------------

  Income (loss) after taxes                     3,855         (1,438)           (10)            (162)             -        2,245
Minority interests                                  -              -              -             (668)             -         (668)
  Equity in earnings of affiliates                  -              -              -              111              -          111
  Equity in earnings of subsidiaries           (1,180)         3,126            461                -         (2,407)           -
                                         ----------------------------------------------------------------------------------------

  Net income                                    2,675          1,688            451             (719)        (2,407)       1,688
Retained earnings at beginning
    of period                                  44,711         97,177          5,934          100,707       (151,352)      97,177
Common stock dividends                              -           (650)             -                -              -         (650)
                                         ----------------------------------------------------------------------------------------

  Retained earnings at end of period         $ 47,386       $ 98,215        $ 6,385         $ 99,988      $(153,759)    $ 98,215
                                         ========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 2000 (In thousands.)



                                              Standard
                                             Commercial      Standard                         Other
                                            Tobacco Co.     Commercial       Standard     Subsidiaries
                                                Inc.        Corporation     Wool Inc.         (Non-
                                              (Issuer)      (Guarantor)    (Guarantor)     Guarantors)    Eliminations     Total
                                              --------      -----------    -----------     -----------    ------------     -----
Cash provided by (used in)
  operating activities                        $ 21,214          $ (143)          $ (3)      $ (28,831)           $ -      $(7,763)

Cash flows from investing activities
Property, plant and equipment
  - additions                                     (253)              -              -          (4,723)             -       (4,976)
  - disposals                                        -               -              -              73              -           73
Business (acquisitions) dispositions                 -               -              -              (3)             -           (3)

                                            --------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                            (253)              -              -          (4,653)                     (4,906)
Cash flows from financing activities:
Proceeds from long-term borrowings                   -               -              -           2,138              -        2,138
Repayment of long-term borrowings               (2,940)              -              -          (4,516)             -       (7,456)
Net change in short-term borrowings            (10,212)             23              -          19,016              -        8,827
Dividends received ( paid)                           -               -              -               -              -            -
Other                                               56               -              -               -              -           56
                                            --------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                         (13,096)             23              -          16,638              -        3,565

Increase (decrease) in cash for year             7,865            (120)            (3)        (16,846)             -       (9,104)
Cash at beginning of year                          812             120             42          37,375              -       38,349
                                            --------------------------------------------------------------------------------------

Cash at end of year                            $ 8,677          $    -           $ 39       $  20,529            $ -      $29,245
                                            ======================================================================================

 Interest                                      $   278          $    -           $  -       $   5,444                     $ 5,722
 Income taxes                                  $   480          $  572           $  -       $   2,074                     $ 3,126


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 1999 (In thousands.)



                                                Standard
                                               Commercial      Standard                     Other
                                              Tobacco Co.     Commercial     Standard    Subsidiaries
                                                  Inc.       Corporation    Wool Inc.       (Non-
                                                (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                                --------     -----------   -----------   -----------    ------------      -----
Assets
Cash                                             $     48       $      9      $    29       $ 32,193       $      -      $ 32,279
Receivables                                        28,082          2,150          133        239,306              -       269,671
Intercompany receivables                          141,748         16,440            9         12,338       (170,535)            -
Inventories                                       118,797              -          653        267,476              -       386,926
Prepaid expenses                                      401            381           14          5,149              -         5,945
Marketable securities                                   -              1            -            640              -           641
                                             -------------------------------------------------------------------------------------

    Current assets                                289,076         18,981          838        557,102       (170,535)      695,462

Property, plant and equipment                      23,975              -           80        127,609              -       151,664
Investment in subsidiaries                         81,124        224,095       36,317        150,230       (491,766)            -
Investment in affiliates                                -              -            -         15,861              -        15,861
Other noncurrent assets                             5,421         10,381            -         38,180              -        53,982
                                             -------------------------------------------------------------------------------------

    Total assets                                 $399,596       $253,457      $37,235       $888,982      ($662,301)     $916,969
                                             =====================================================================================

Liabilities
Short-term borrowings                            $ 17,415       $      -      $     -       $311,060            $ -      $328,475
Current portion of long-term debt                       -              -            -         12,697              -        12,697
Accounts payable                                    7,455          2,375           15        138,132              -       147,977
Intercompany accounts payable                      49,254         34,724        1,742         84,815       (170,535)            -
Taxes accrued                                       7,462         (4,360)         (43)         7,719              -        10,778
                                             -------------------------------------------------------------------------------------

    Current liabilities                            81,586         32,739        1,714        554,423       (170,535)      499,927

Long-term debt                                    117,940              -            -         21,582              -       139,522
Convertible subordinated debentures                     -         69,000            -              -              -        69,000
Retirement and other benefits                       8,656            705            -         11,238              -        20,599
Deferred taxes                                        125         (1,548)           -         10,357              -         8,934
                                             -------------------------------------------------------------------------------------

    Total liabilities                             208,307        100,896        1,714        597,600       (170,535)      737,982

Minority interests                                      -              -            -         28,426              -        28,426

Shareholders' equity
Common stock                                          993          3,111       32,404        144,312       (177,709)        3,111
Additional paid-in capital                        130,860        102,755            -         60,564       (191,424)      102,755
Unearned restricted stock
    plan compensation                                (685)           (31)          (8)        (1,307)             -        (2,031)
Treasury stock at cost                                  -         (4,250)           -              -              -        (4,250)
Retained earnings                                  77,413         90,045        6,041         98,456       (181,910)       90,045
Accumulated other comprehensive income            (17,292)       (39,069)      (2,916)       (39,069)        59,277       (39,069)
                                             -------------------------------------------------------------------------------------

    Total shareholders' equity                    191,289        152,561       35,521        262,956       (491,766)      150,561
                                             -------------------------------------------------------------------------------------

    Total liabilities and equity                 $399,596       $253,457      $37,235       $888,982      ($662,301)     $916,969
                                             =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 1999
(In thousands.)



                                                 Standard
                                                Commercial      Standard                     Other
                                               Tobacco Co.     Commercial    Standard    Subsidiaries
                                                   Inc.       Corporation    Wool Inc.       (Non-
                                                 (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                                 --------     -----------   -----------   -----------    ------------      -----

Sales                                           $ 24,568       $      -      $   302       $276,689      $ (54,792)     $246,767
Cost of sales:
  Materials services and supplies                 20,725              -          290        249,624        (54,792)      215,847
  Interest                                             -              -            -          5,430              -         5,430
                                             ------------------------------------------------------------------------------------

  Gross profit                                     3,843              -           12         21,635              -        25,490
Selling, general &
   administrative expenses                         2,746            532           94         15,265              -        18,637
Other interest expense                             2,819          1,313            -            499              -         4,631
Other income (expense) net                         1,657            123          (45)          (919)             -           816
                                             ------------------------------------------------------------------------------------

  Income (loss) before taxes                         (65)        (1,722)        (127)         4,952              -         3,038
Income taxes                                         (22)          (586)         (43)         2,555              -         1,904
                                             ------------------------------------------------------------------------------------

  Income (loss) after taxes                          (43)        (1,136)         (84)         2,397              -         1,134
Minority interests                                     -              -            -           (351)             -          (351)
  Equity in earnings of affiliates                     -              -            -            479              -           479
  Equity in earnings of subsidiaries               3,001          2,398         (476)             -         (4,923)            -
                                             ------------------------------------------------------------------------------------

  Net income                                       2,958          1,262         (560)         2,525         (4,923)        1,262
Retained earnings at beginning
    of period                                     81,455         89,430        6,601         95,931       (183,987)       89,430
Common stock dividends                            (7,000)          (647)           -              -          7,000          (647)
                                             ------------------------------------------------------------------------------------

  Retained earnings at end of period            $ 77,413       $ 90,045      $ 6,041       $ 98,456      $(181,910)     $ 90,045
                                             ====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 1999 (In thousands.)



                                               Standard
                                              Commercial      Standard                     Other
                                             Tobacco Co.     Commercial     Standard    Subsidiaries
                                                 Inc.       Corporation    Wool Inc.       (Non-
                                               (Issuer)     (Guarantor)   (Guarantor)   Guarantors)    Eliminations      Total
                                               --------     -----------   -----------   -----------    ------------      -----

Cash provided by (used in)
  operating activities                         $(17,901)        $    -        $ (19)      $(32,418)           $ -      $(50,338)
                                           -------------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                      (489)             -           (4)        (1,869)             -        (2,362)
  - disposals                                        91              -            -            161              -           252
Business (acquisitions) dispositions                  -              -            -         (2,532)             -        (2,532)
                                           -------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                             (398)             -           (4)        (4,240)             -        (4,642)
                                           -------------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings              17,415              -            -         30,474              -        47,889
Proceeds from long-term borrowings                    -              -            -            810              -           810
Repayment of long-term borrowings                     -              -            -         (5,285)             -        (5,285)
Net proceeds of equity offering                       -              -            -              -              -             -
Other                                                69              9            -              -              -            78
                                           -------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                           17,484              9            -         25,999              -        43,492
                                           -------------------------------------------------------------------------------------

Increase (decrease) in cash for year               (815)             9          (23)       (10,659)             -       (11,488)
Cash at beginning of year                           863              -           52         42,852              -        43,767
                                           -------------------------------------------------------------------------------------

Cash at end of year                            $     48         $    9        $  29       $ 32,193            $ -      $ 32,279
                                           =====================================================================================

Interest                                       $    128         $    -        $   -       $  5,835            $ -      $  5,963
Income taxes                                        274          1,517            -          3,196              -         4,987


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the quarter ended June 30, 2000 were $199.9 million, versus $246.8 million a year earlier. Sales of $138.7 million for the tobacco division were down 29.3% from the corresponding period in 1999 and volumes were 29.1% lower than last year. The reductions were largely due to timing of shipments from South America and Africa and considerable reduction in the quantity of tobacco produced in Indonesia. The shipments were late because of a delayed crop in Brazil and Malawi,and a delay in tobacco being brought to the auction floors during the early part of the season in Zimbabwe due to internal unrest. In addition, the change in customer intake pattern due to industry consolidation also affected the sales for the current quarter. Average sales prices were 6.4% below the prior year's first quarter. Nontobacco sales of $61.2 million , were up 21.1% and the volume increased by 21.2%. This was largely due to firming of wool markets which was influenced by the continuing reduction of Australian wool stock- pile. The key Australian market price indicator at June 30 this year was 712 cents versus 524 cents at the same time last year.

Gross profit for the quarter of $26.0 million improved 1.9% from the 1999 quarter due primarily to favorable market conditions in the nontobacco segment. Gross margins were better than in the prior year because of higher processing income from tobacco and improvements in margins resulting from the firming of wool markets. Selling, general and administrative expenses increased in line with inflationary factors. Interest expense was lower primarily due to lower debt levels. Other income in the prior period included gain on disposition of assets of $0.2 million and interest income of $0.6 million versus a small loss on disposition of assets and interest income of $0.4 million in the current quarter.

Income before taxes was higher mainly due to improved margins from tobacco processing and favorable trading conditions in the nontobacco segment. The effective tax rate was 53.9% in the current quarter versus 62.7% in the June 1999 quarter. This was mainly due to differences in tax rates and tax credits not utilizable in certain areas where losses are incurred. Income attributable to minority interest increased due to increased contributions from oriental tobacco operations. Equity in earnings of affilates were lower as a result of reduced contribution from African affiliates.

Net income was $1.7 million, or $0.13 per share on a basic and diluted basis with 13.0 million average shares outstanding, versus $1.3 million, or $0.10 per share on 12.9 million shares outstanding for the June 1999 quarter.

Liquidity and Capital Resources
Working capital at June 30, 2000 was $193.6 million, compared to $195.5 million a year earlier. Most of the decrease was due to the utilization of working capital towards additions to property plant and equipment and the repayment of long-term borrowings. Capital expenditures during the 2000 quarter of $5.0 million consisted of a $3.1 million addition to a tobacco warehousing facility in Italy and routine expenditures of $1.8 million and $0.1 million in the tobacco and wool divisions, respectively. Cash used in operating activities during the first quarter totaled $7.8 million mainly due to increases in inventories. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of deliveries to customers.

On May 19, 1999, the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The amount of the facility was increased from $200.0 million to $233.0 million. The maturity date was extended to July 31, 2000 to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. In fiscal 2000, this facility was increased to $250.0 million with the addition of two banks. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants, which could restrict payment of cash dividends. Under its most restrictive covenant, the Company had approximately $17.6 million of retained earnings available for distribution as dividends at June 30, 2000.

Year 2000 Matters

Since entering the Year 2000 the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its customers and suppliers. As the Year 2000 disruptions could occur throughout the year 2000 and into 2001, the Company will continue to monitor its systems and will address promptly any problems that occur.

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

                          PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. The following exhibits are filed as a part of this report:

            4 (i) Fifth Supplemental Agreement dated May 15, 2000 between the
                  Company and certain subsidiaries and Deutsche Bank A.G. et al.

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


Dated: August 8, 2000
                              STANDARD COMMERCIAL CORPORATION
                                         (Registrant)



                              By    /s/  Robert E Harrison
                                 --------------------------------------------
                                 Robert E Harrison
                                 President, Chief Executive Officer


                              By   /s/  Robert A Sheets
                                 ------------------------------------------
                                  Robert A Sheets
                                  Vice President and Chief Financial Officer