Form 10-Q
period 2000-09-30
STANDARD COMMERCIAL CORP
filed 2000-11-08
CIK 93319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended SEPTEMBER 30, 2000


                          Commission file number 1-9875


                                     [LOGO]

                         STANDARD COMMERCIAL CORPORATION


    Incorporated under the laws of          I.R.S. Employer Identification No.
          North Carolina                             13-1337610


                 2201 Miller Road, Wilson, North Carolina 27893

                          Telephone Number 252-291-5507



On November 1, 2000 the registrant had outstanding 13,174,370 shares of Common Stock ($.20 par value).


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
(In thousands, except share data)


                                                                      September 30       March 31
                                                                   -------------------
                                                                     2000       1999       2000
                                                                   --------   --------   --------
                                                                       (unaudited)
ASSETS
Cash.............................................................  $ 23,703   $ 37,277   $ 38,349
Receivables......................................................   195,295    223,890    227,300
Inventories......................................................   343,731    385,741    340,444
Prepaid expenses.................................................     9,160      7,577      5,192
Marketable securities............................................       535        640        586
                                                                   --------   --------   --------

  Current assets.................................................   572,424    655,125    611,871

Property, plant and equipment....................................   142,140    154,301    146,638
Investment in affiliates.........................................    15,644     15,983     16,059
Other assets.....................................................    45,171     51,712     46,262
                                                                   --------   --------   --------

  Total assets...................................................  $775,379   $877,121   $820,830
                                                                   ========   ========   ========

LIABILITIES
Short-term borrowings............................................  $255,238   $351,919   $262,059
Current portion of long-term debt................................     9,982     12,931     14,325
Accounts payable.................................................   103,283     92,045    132,115
Taxes accrued....................................................    10,284      9,045      9,783
                                                                   --------   --------   --------

  Current liabilities............................................   378,787    465,940    418,282

Long-term debt...................................................   127,866    134,400    130,645
Convertible subordinated debentures..............................    66,500     69,000     69,000
Retirement and other benefits....................................    21,105     20,751     20,536
Deferred taxes...................................................     5,632      7,817      6,518
                                                                   --------   --------   --------

  Total liabilities..............................................   599,890    697,908    644,981
                                                                   --------   --------   --------

MINORITY INTERESTS...............................................    26,670     27,757     26,772
                                                                   --------   --------   --------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,788,188 (Sept. 99 - 15,570,240; Mar 00 - 15,605,725)..     3,128      3,114      3,121
Additional paid-in capital.......................................   103,115    102,834    102,986
Unearned restricted stock plan compensation......................    (1,308)    (1,890)    (1,603)
Treasury shares, 2,617,707.......................................    (4,250)    (4,250)    (4,250)
Retained earnings................................................   103,220     91,585     97,177
Accumulated other comprehensive income...........................   (55,086)   (39,937)   (48,354)
                                                                   --------   --------   --------

  Total shareholders' equity.....................................   148,819    151,456    149,077
                                                                   --------   --------   --------

  Total liabilities and equity...................................  $775,379   $877,121   $820,830
                                                                   ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

                                                                  Second quarter ended            Six months ended
                                                                      September 30                  September 30
                                                              ----------------------------  ----------------------------
                                                                    2000           1999           2000           1999
                                                                  --------       --------       --------       --------

Sales  - tobacco............................................      $208,179       $182,423       $346,910       $378,676
       - nontobacco.........................................        44,485         46,055        105,638         96,569
                                                                  --------       --------       --------       --------

  Total sales...............................................       252,664        228,478        452,548        475,245

Cost of sales  - materials, services and supplies...........       213,803        196,090        381,670        411,937
               - interest...................................        10,747          5,074         16,788         10,504
                                                                  --------       --------       --------       --------

  Gross profit..............................................        28,114         27,314         54,090         52,804
Selling, general and administrative expenses................        18,732         21,299         38,282         39,936
Other interest expense......................................         1,807          2,877          3,651          7,508
Other income (expense) - net................................           394            623            681          1,439
                                                                  --------       --------       --------       --------

  Income before taxes.......................................         7,969          3,761         12,838          6,799
Income taxes................................................        (2,956)        (2,340)        (5,580)        (4,244)
                                                                  --------       --------       --------       --------

  Income after taxes........................................         5,013          1,421          7,258          2,555
Minority interests..........................................            24            588           (644)           237
Equity in earnings of affiliates............................           (20)           201             91            680
                                                                  --------       --------       --------       --------

  Income before extraordinary gain..........................         5,017          2,210          6,705          3,472
Extraordinary gain due to buyback of convertible
subordinated debentures, net of income tax
  charge of $329,000........................................           639            -0-            639            -0-
                                                                  --------       --------       --------       --------

  Net income................................................         5,656          2,210          7,344          3,472

Retained earnings at beginning of period....................        98,215         90,045         97,177         89,430
Common stock dividends......................................          (651)          (670)        (1,301)        (1,317)
                                                                  --------       --------       --------       --------

Retained earnings at end of period..........................      $103,220       $ 91,585       $103,220       $ 91,585
                                                                  ========       ========       ========       ========

Earnings per common share
Basic and diluted...........................................
  Income before extraordinary gain..........................      $   0.38       $   0.17       $   0.51       $   0.27
  Etraordinary gain.........................................      $   0.05       $   0.00       $   0.05       $   0.00
                                                                  --------       --------       --------       --------
  Net income................................................      $   0.43       $   0.17       $   0.56       $   0.27
                                                                  --------       --------       --------       --------
     - average shares outstanding...........................        13,065         12,947         13,032         12,940

Dividends paid per common share                                   $   0.05       $   0.05       $   0.10       $   0.10





   The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)




                                                                                Six months ended
                                                                                  September 30
                                                                                -----------------
                                                                                2000         1999
                                                                                -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income..............................................................      $ 7,344     $  3,472
 Depreciation and amortization..........................................       10,749       11,082
 Minority interests.....................................................          644         (237)
 Deferred income taxes..................................................         (682)        (966)
 Undistributed earnings of affiliates net of dividends received.........          (31)        (680)
 Gain on buyback of subordinated debentures.............................         (639)           0
 Gain on disposition of property, plant and equipment...................         (114)        (242)
 Other..................................................................          (82)       2,459
                                                                              ---------------------
                                                                               17,189       14,888
Net changes in working capital other than cash
 Receivables............................................................       18,789        1,713
 Inventories............................................................      (11,202)     (10,138)
 Current payables.......................................................      (15,122)     (62,098)
                                                                              ---------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES........................        9,654      (55,635)
                                                                              ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment -   additions.............................       (7,806)     (10,607)
                              -   dispositions..........................          254        1,439
Business (acquisitions) dispositions....................................           12       (2,501)
                                                                              ---------------------

CASH USED FOR INVESTING ACTIVITIES......................................       (7,540)     (11,669)
                                                                              ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings.....................................       (6,821)      71,332
Proceeds from long-term borrowings......................................        5,491        1,172
Repayment of long-term borrowings.......................................      (12,404)     (10,534)
Buyback of convertible subordinated debentures..........................       (1,861)           0
Dividends paid..........................................................       (1,301)      (1,316)
Other...................................................................          136          160
                                                                              ---------------------

CASH PROVIDED BY (USED FOR)  FINANCING ACTIVITIES.......................      (16,760)      60,814
                                                                              ---------------------

Increase (decrease) in cash for period..................................      (14,646)      (6,490)
Cash at beginning of period.............................................       38,349       43,767
                                                                              ---------------------

CASH AT END OF PERIOD...................................................      $23,703     $ 37,277
                                                                              =====================

Cash payments for - interest............................................      $19,387     $ 18,970
                  - income taxes........................................      $ 5,181     $  5,628



The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 2000. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.


2.INVENTORIES

                                         September 30         March 31
                                        ----------------      --------

                    (In thousands)       2000      1999         2000
                                       --------  --------     --------
                     Tobacco           $282,744  $329,883     $278,343
                     Nontobacco          60,987    55,858       62,101
                                       --------  --------     --------

                     Total             $343,731  $385,741     $340,444
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

The components of comprehensive income were as follows:



                                      Quarter ended           Six months ended
                                      September 30            September 30
                                      -------------           -----------------

                                     2000      1999           2000      1999
                                     ----      ----           ----      ----

(In thousands)
Net income                         $ 5,656    $2,210        $ 7,344   $ 3,472
Other comprehensive income:
Translation adjustment              (6,745)     (868)        (6,732)   (2,151)
                                   --------   -------       --------  --------

Total comprehensive income (loss)  $(1,089)   $1,342        $   612   $ 1,321
                                   --------   -------       --------  --------


4.EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. In computing the diluted per-share amounts for the second quarter and six months ended September 30, 2000, the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures and the exercise of outstanding stock options are not included because the calculations include adjustments which are antidilutive.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.SEGMENT INFORMATION

The company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:




                            Quarter ended           Six months ended
                            September 30              September 30
                            -------------           ----------------
                          2000        1999         2000          1999
                          ----        ----         ----          ----

(In thousands)

Sales
 Tobacco                $208,179    $182,423     $346,910      $378,676
 Nontobacco               44,485      46,055      105,638        96,569
                        --------    --------     --------      --------
                        $252,664    $228,478     $452,548      $475,245
                        --------    --------     --------      --------

Net income (loss)
 Tobacco                $  5,456    $  3,657     $  6,819      $  5,497
 Nontobacco                  200      (1.447)         525        (2,025)
                        --------    --------     --------      --------
                        $  5,656    $  2,210     $  7,344      $  3,472
                        --------    --------     --------      --------





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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 2000
(In thousands.)



                                                   Standard
                                                  Commercial     Standard                      Other
                                                 Tobacco Co.    Commercial     Standard    Subsidiaries
                                                     Inc.       Corporation    Wool Inc.       (Non-
                                                   (Issuer)     (Guarantor)   (Guarantor)   Guarantors)   Eliminations     Total
                                                 -----------    -----------   -----------   -----------   ------------     -----
Assets
Cash                                                 $ 502          $ 20          $ 35      $ 23,146            $ -       23,703
Receivables                                         24,663         1,523            18       169,091              -      195,295
Intercompany receivables                           139,465        12,261            93        17,724       (169,543)           -
Inventories                                         92,591             -             -       251,140              -      343,731
Prepaids and other                                     273           254             1         8,632              -        9,160
Marketable securities                                    -             1             -           534              -          535
                                            -------------------------------------------------------------------------------------

    Current assets                                 257,494        14,059           147       470,267       (169,543)     572,424

Property, plant and equipment                       21,473             -            16       120,651              -      142,140
Investment in subsidiaries                          88,039       184,753        27,706       149,866       (450,364)           -
Investment in affiliates                                 -             -             -        15,644              -       15,644
Other noncurrent assets                                939         9,615             -        34,617              -       45,171
                                            -------------------------------------------------------------------------------------

    Total assets                                  $367,945      $208,427       $27,869      $791,045      ($619,907)    $775,379
                                            =====================================================================================

Liabilities
Short-term borrowings                              $ 7,915           $ -           $ -     $ 247,323            $ -    $ 255,238
Current portion of long-term debt                        -             -             -         9,982              -        9,982
Accounts payable                                    18,601           516             -        84,166              -      103,283
Intercompany accounts payable                       42,444           167         1,574       125,358       (169,543)           -
Taxes accrued                                       15,625        (8,051)            -         2,710              -       10,284
                                            -------------------------------------------------------------------------------------

    Current liabilities                             84,585        (7,368)        1,574       469,539       (169,543)     378,787

Long-term debt                                     115,000             -             -        12,866              -      127,866
Convertible subordinated debentures                      -        66,500             -             -              -       66,500
Retirement and other benefits                        9,204           743             -        11,158              -       21,105
Deferred taxes                                        (933)       (1,557)            -         8,122              -        5,632
                                            -------------------------------------------------------------------------------------

    Total liabilities                              207,856        58,318         1,574       501,685       (169,543)     599,890

Minority interests                                       -             -             -        26,670              -       26,670

Shareholders' equity
Common stock                                           993         3,128        32,404       155,213       (188,610)       3,128
Additional paid-in capital                         130,860       103,115             -        60,435       (191,295)     103,115
Unearned restricted stock
    plan compensation                                 (464)          (18)           (5)         (821)             -       (1,308)
Treasury stock at cost                                   -        (4,250)            -             -              -       (4,250)
Retained earnings                                   53,736       103,220         6,473       102,949       (163,158)     103,220
Accumulated other comprehensive income             (25,036)      (55,086)      (12,577)      (55,086)        92,699      (55,086)
                                            -------------------------------------------------------------------------------------

    Total shareholders' equity                     160,089       150,109        26,295       262,690       (450,364)     148,819
                                            -------------------------------------------------------------------------------------

    Total liabilities and equity                  $367,945      $208,427       $27,869      $791,045      ($619,907)    $775,379
                                            =====================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 2000
(In thousands.)




                                                 Standard
                                                Commercial      Standard                      Other
                                               Tobacco Co.     Commercial     Standard     Subsidiaries
                                                   Inc.       Corporation     Wool Inc.       (Non-
                                                 (Issuer)     (Guarantor)    (Guarantor)   Guarantors)   Eliminations     Total
                                               -----------    -----------    -----------   ------------  ------------     -----
Sales                                            $ 83,387            $ -          $ 46      $ 247,368      $(78,137)    $252,664
Cost of sales:
  Materials services and supplies                  70,197              -             -        221,743       (78,137)     213,803
  Interest                                          5,904              -             -          4,843             -       10,747
                                           --------------------------------------------------------------------------------------

  Gross profit                                      7,286              -            46         20,782             -       28,114
Selling, general &
   administrative expenses                          2,944            936            56         14,796             -       18,732
Other interest expense                                149          1,304             -            354             -        1,807
Other income (expense) net                          1,077             86             8           (777)            -          394
                                           --------------------------------------------------------------------------------------

  Income (loss) before taxes                        5,270         (2,154)           (2)         4,855             -        7,969
Income taxes                                        1,791           (733)            -          1,898             -        2,956
                                           --------------------------------------------------------------------------------------

  Income (loss) after taxes                         3,479         (1,421)           (2)         2,957             -        5,013
Minority interests                                      -              -             -             24             -           24
  Equity in earnings of affiliates                      -              -             -            (20)            -          (20)
  Equity in earnings of subsidiaries                2,871          6,438            90              -        (9,399)           -
                                           --------------------------------------------------------------------------------------

  Income before extraordinary gain                  6,350          5,017            88          2,961        (9,399)       5,017
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                      -            639             -              -             -          639
                                           --------------------------------------------------------------------------------------

  Net income                                        6,350          5,656            88          2,961        (9,399)       5,656
Retained earnings at beginning
    of period                                      47,386         98,215         6,385         99,988      (153,759)      98,215
Common stock dividends                                  -           (651)            -              -             -         (651)
                                           --------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 53,736      $ 103,220       $ 6,473      $ 102,949     $(163,158)    $103,220
                                           ======================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 2000
(In thousands.)



                                                  Standard
                                                 Commercial      Standard                     Other
                                                 Tobacco Co.    Commercial     Standard   Subsidiaries
                                                    Inc.        Corporation   Wool Inc.       (Non-
                                                  (Issuer)      (Guarantor)  (Guarantor)   Guarantors)  Eliminations      Total
                                                 -----------    -----------  -----------   -----------  ------------      -----
Sales                                              $126,880           $ -         $ 86      $456,120     $(130,538)     $452,548
Cost of sales:
  Materials services and supplies                   104,478             -            -       407,730      (130,538)      381,670
  Interest                                            6,755             -            -        10,033             -        16,788
                                             ------------------------------------------------------------------------------------

  Gross profit                                       15,647             -           86        38,357             -        54,090
Selling, general &
   administrative expenses                            5,468         1,784          106        30,924             -        38,282
Other interest expense                                  349         2,623            -           679             -         3,651
Other income (expense) net                            1,282            75            8          (684)            -           681
                                             ------------------------------------------------------------------------------------

  Income (loss) before taxes                         11,112        (4,332)         (12)        6,070             -        12,838
Income taxes                                          3,778        (1,473)           -         3,275             -         5,580
                                             ------------------------------------------------------------------------------------

  Income (loss) after taxes                           7,334        (2,859)         (12)        2,795             -         7,258
Minority interests                                        -             -            -          (644)            -          (644)
  Equity in earnings of affiliates                        -             -            -            91             -            91
  Equity in earnings of subsidiaries                  1,691         9,564          551             -       (11,806)            -
                                             ------------------------------------------------------------------------------------

  Income before extraordinary gain                    9,025         6,705          539         2,242       (11,806)        6,705
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                        -           639            -             -             -           639
                                             ------------------------------------------------------------------------------------

  Net income                                          9,025         7,344          539         2,242       (11,806)        7,344
Retained earnings at beginning
    of period                                        44,711        97,177        5,934       100,707      (151,352)       97,177
Common stock dividends                                    -        (1,301)           -             -             -        (1,301)
                                             ------------------------------------------------------------------------------------

  Retained earnings at end of period               $ 53,736     $ 103,220      $ 6,473      $102,949      (163,158)     $103,220
                                             ====================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 2000
(In thousands.)


                                                  Standard
                                                 Commercial     Standard                     Other
                                                Tobacco Co.    Commercial     Standard    Subsidiaries
                                                    Inc.       Corporation   Wool Inc.       (Non-
                                                  (Issuer)     (Guarantor)  (Guarantor)   Guarantors)    Eliminations     Total
                                                -----------   ------------  -----------   ------------   ------------     -----
Cash provided by (used in)
  operating activities                             $ 5,611           $ -         $ (7)       $ 4,050            $ -     $ 9,654

Cash flows from investing activities
Property, plant and equipment
  - additions                                         (821)            -            -         (6,985)             -      (7,806)
  - disposals                                            1             -            -            253              -         254
Business (acquisitions) dispositions                     -             -            -             12              -          12
                                            ------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                (820)            -            -         (6,720)                    (7,540)
Cash flows from financing activities:
Proceeds from long-term borrowings                       -             -            -          5,491              -       5,491
Repayment of long-term borrowings                   (2,940)            -            -         (9,464)             -     (12,404)
Net change in short-term borrowings                 (2,297)            -            -         (4,524)             -      (6,821)
Buyback of debentures                                    -        (1,861)           -              -              -      (1,861)
Dividends received /( paid)                              -        (1,301)           -              -              -      (1,301)
Other                                                  136         3,062            -         (3,062)             -         136
                                            ------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                              (5,101)         (100)           -        (11,559)             -     (16,760)

Increase (decrease) in cash for year                  (310)         (100)          (7)       (14,229)             -     (14,646)
Cash at beginning of year                              812           120           42         37,375              -      38,349
                                            ------------------------------------------------------------------------------------

Cash at end of year                                $   502       $    20         $ 35       $ 23,146              -    $ 23,703
                                            ====================================================================================

 Interest                                          $ 5,241       $ 2,486         $  -       $ 11,660                   $ 19,387
Income taxes                                           823         1,700            -          2,658                      5,181


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 1999
(In thousands.)



                                                     Standard
                                                   Commercial       Standard                     Other
                                                  Tobacco Co.     Commercial      Standard   Subsidiaries
                                                         Inc.    Corporation      Wool Inc.       (Non-
                                                      (Issuer)   (Guarantor)    (Guarantor)  Guarantors)    Eliminations    Total
                                                  ------------   -----------    -----------  -----------    ------------    -----
Assets
Cash                                                  $ 3,044          $ -         $ 45       $ 34,188           $ -     $ 37,277
Receivables                                            32,001        2,029          213        189,647             -      223,890
Intercompany receivables                              138,320       16,477           31         23,160      (177,988)           0
Inventories                                           121,376            0          507        263,858             -      385,741
Prepaids and other                                      1,009          429           14          6,125             -        7,577
Marketable securities                                       -            1            -            639             -          640
                                                ----------------------------------------------------------------------------------

    Current assets                                    295,750       18,936          810        517,617      (177,988)     655,125

Property, plant and equipment                          23,336            -           80        130,885             -      154,301
Investment in subsidiaries                             93,037      226,988       35,223        166,766      (522,014)           0
Investment in affiliates                                    -            -            -         15,983             -       15,983
Other noncurrent assets                                 5,203        9,966            -         36,543             -       51,712
                                                ----------------------------------------------------------------------------------

    Total assets                                    $ 417,326    $ 255,890     $ 36,113      $ 867,794     $(700,002)   $ 877,121
                                                ==================================================================================

Liabilities
Short-term borrowings                                 $ 9,373        $ 173          $ -      $ 342,373           $ -    $ 351,919
Current portion of long-term debt                           -            -            -         12,931             -       12,931
Accounts payable                                       15,820          466           20         75,739             -       92,045
Intercompany payables                                  62,133       39,114        1,821         74,920      (177,988)           0
Taxes accrued                                           7,519       (5,368)         (81)         6,975             -        9,045
                                                ----------------------------------------------------------------------------------

    Current liabilities                                94,845       34,385        1,760        512,938      (177,988)     465,940

Long-term debt                                        117,940            -            -         16,460             -      134,400
Convertible subordinated debentures                         -       69,000            -              -             -       69,000
Retirement and other benefits                           8,745          735            -         11,271             -       20,751
Deferred taxes                                            125       (1,548)           -          9,240             -        7,817
                                                ----------------------------------------------------------------------------------

    Total liabilities                                 221,655      102,572        1,760        549,909      (177,988)     697,908

Minority interests                                          -            -            -         27,757             -       27,757
                                                ----------------------------------------------------------------------------------

Shareholders' equity
Common stock                                              993        3,114       32,404        164,389      (197,786)       3,114
Additional paid-in capital                            130,860      102,834            -         64,839      (195,699)     102,834
Unearned restricted stock
    plan compensation                                    (639)         (28)          (8)        (1,215)            -       (1,890)
Treasury stock at cost                                      -       (4,250)           -              -             -       (4,250)
Retained earnings                                      82,639       91,585        4,576        102,052      (189,267)      91,585
Accumulated other comprehensive income                (18,182)     (39,937)      (2,619)       (39,937)       60,738      (39,937)
                                                ----------------------------------------------------------------------------------

    Total shareholders' equity                        195,671      153,318       34,353        290,128      (522,014)     151,456
                                                ----------------------------------------------------------------------------------

    Total liabilities and equity                    $ 417,326    $ 255,890     $ 36,113      $ 867,794     $(700,002)   $ 877,121
                                                ==================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 1999.
(In thousands; unaudited)



                                                 Standard
                                               Commercial       Standard                   Other Wool
                                              Tobacco Co.     Commercial      Standard   Subsidiaries
                                                     Inc.    Corporation     Wool Inc.          (Non-
                                                  (Issuer)    (Guarantor)   (Guarantor)    Guarantors)    Eliminations    Total
                                              ------------   ------------   -----------  -------------    ------------    -----
Sales                                            $ 42,221            $ -         $ 283       $240,905       $ (54,931)    $228,478
Cost of sales:
  Materials services and supplies                  37,075              -           264        213,682         (54,931)     196,090
  Interest                                            360              -             -          4,714                        5,074
                                           ----------------------------------------------------------------------------------------

  Gross profit                                      4,786              -            19         22,509                       27,314
Selling, general &
   administrative expenses                          3,318            924            84         16,973                       21,299
Other interest expense                              1,058          1,314             -            505                        2,877
Other income (expense)- net                           (48)          (112)          (47)           830                          623
                                           ----------------------------------------------------------------------------------------

  Income (loss) before taxes                          362         (2,350)         (112)         5,861                        3,761
Income taxes                                          123           (799)          (38)         3,054                        2,340
                                           ----------------------------------------------------------------------------------------

  Income (loss) after taxes                           239         (1,551)          (74)         2,807                        1,421
Minority interests                                      -              -             -            588                          588
  Equity in earnings of affiliates                      -              -             -            201                          201
  Equity in earnings of subsidiaries                4,987          3,761        (1,391)             -          (7,357)           -
                                           ----------------------------------------------------------------------------------------

  Net income                                        5,226          2,210        (1,465)         3,596          (7,357)       2,210
Retained earnings at beginning
    of period                                      77,413         90,045         6,041         98,456        (181,910)      90,045
Common stock dividends                                  -           (670)            -              -                         (670)
                                           ----------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 82,639       $ 91,585       $ 4,576       $102,052       $(189,267)    $ 91,585
                                           ========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 1999
(In thousands.)


                                                 Standard
                                               Commercial       Standard                        Other
                                              Tobacco Co.     Commercial      Standard   Subsidiaries
                                                     Inc.    Corporation     Wool Inc.          (Non-
                                                  (Issuer)    (Guarantor)   (Guarantor)    Guarantors)    Eliminations      Total
                                              ------------   ------------   -----------   ------------    ------------      -----
Sales                                            $ 66,789            $ -         $ 585       $517,594       $(109,723)    $475,245
Cost of sales:
  Materials services and supplies                  57,800              -           554        463,306        (109,723)     411,937
  Interest                                            360              -             -         10,144               -       10,504
                                           ----------------------------------------------------------------------------------------

  Gross profit                                      8,629              -            31         44,144               -       52,804
Selling, general &
   administrative expenses                          6,064          1,456           178         32,238               -       39,936
Other interest expense                              3,877          2,627             -          1,004               -        7,508
Other income (expense)- net                         1,609             11           (92)           (89)              -        1,439
                                           ----------------------------------------------------------------------------------------

  Income (loss) before taxes                          297         (4,072)         (239)        10,813               -        6,799
Income taxes                                          101         (1,385)          (81)         5,609               -        4,244
                                           ----------------------------------------------------------------------------------------

  Income (loss) after taxes                           196         (2,687)         (158)         5,204               -        2,555
Minority interests                                      -              -             -            237               -          237
  Equity in earnings of affiliates                      -              -             -            680               -          680
  Equity in earnings of subsidiaries                7,988          6,159        (1,867)             -         (12,280)           -
                                           ----------------------------------------------------------------------------------------

  Net income                                        8,184          3,472        (2,025)         6,121         (12,280)       3,472
Retained earnings at beginning
    of period                                      81,455         89,430         6,601         95,931        (183,987)      89,430
Common stock dividends                             (7,000)        (1,317)            -              -           7,000       (1,317)
                                           ----------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 82,639       $ 91,585       $ 4,576       $102,052       $(189,267)    $ 91,585
                                           ========================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 1999
(In thousands.)



                                                    Standard
                                                    Commercial    Standard                  Other
                                                    Tobacco Co.   Commercial   Standard     Subsidiaries
                                                    Inc.          Corporation  Wool Inc.    (Non-
                                                    (Issuer)      (Guarantor)  (Guarantor)  Guarantors)    Eliminations     Total
                                                    ----------    -----------  -----------  -----------    ------------     -----
Cash provided by (used in)
  operating activities                               $ (6,650)         $ -          $ 2       $(48,987)          $ -     $(55,635)

Cash flows from investing activities
Property, plant and equipment
  - additions                                            (703)           -           (9)        (9,895)            -      (10,607)
  - disposals                                              91            -            -          1,348             -        1,439
Business (acquisitions) dispositions                        -            -            -         (2,501)            -       (2,501)
                                                ----------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                   (612)           -           (9)       (11,048)            -      (11,669)
                                                ----------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings                     9,373          174            -         61,785             -       71,332
Proceeds from long-term borrowings                          -            -            -          1,172             -        1,172
Repayment of long-term borrowings                           -            -            -        (10,534)            -      (10,534)
Dividends paid                                              -       (1,316)           -              -             -       (1,316)
Other                                                      70        1,142            -         (1,052)            -          160
                                                ----------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                                  9,443            -            -         51,371             -       60,814
                                                ----------------------------------------------------------------------------------

Increase (decrease) in cash for year                    2,181            -           (7)        (8,664)            -       (6,490)
Cash at beginning of year                                 863            -           52         42,852             -       43,767
                                                ----------------------------------------------------------------------------------

Cash at end of year                                   $ 3,044          $ -         $ 45       $ 34,188           $ -     $ 37,277
                                                ==================================================================================

Cash payments for - Interest                          $ 5,537      $ 2,501          $ -       $ 10,932           $ -     $ 18,970
                  - Income taxes                          340        1,710            -          3,578             -        5,628


ITEM 2
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended September 30, 2000 were $252.7 million, an increase of 10.6% from a year earlier. Sales for the six months period were $452.5 million, a decrease of 4.8% from same period a year earlier. Tobacco division sales of $208.2 million and $346.9 million for the current quarter and six months respectively, were up 14.1% for the quarter and 8.4% down for the six months from the corresponding periods in 1999. Overall, for the quarter, tobacco volume was up 15.4%, largely due to increases in North America, Europe, Far East and South America, and average prices worldwide were marginally lower. For the current six month period, volume was 8.2% lower than the corresponding period in fiscal 2000 despite the increased volume during the current quarter. Shipments from Zimbabwe and Malawi were lower than the fiscal 2000 corresponding six month period because of the late start of auction floors in Zimbabwe due to internal unrest and delayed crop in Malawi. In addition, the industry is also experiencing the change in customer intake patterns due to industry consolidation. Looking forward for the full year, sales revenues will be negatively impacted by the decision of several large cigarette manufacturers in the U.S. to contract some of their burley requirements directly from farmers. This should not materially impact income however, as we will continue to receive and process these contracted tobaccos. Nontobacco sales of $44.5 million and $105.6 million for the current quarter and six months, respectively, were down 3.4% and up 9.4% from the same periods a year earlier. The September quarter is usually weak due to Europe's summer holiday season. The improvement in the current six months was largely due to the firming of wool markets which was influenced by strong demand from China, increased demand for superfine wools, cashmere and mohair from the fashion industry and a steady reduction of Australian wool stock-pile.

Gross profit for the quarter and six months of $28.1 million and $54.1 million improved 2.9% and 2.4% from the corresponding periods in fiscal 2000 due primarily to sales mix. Selling general and administrative expenses in the prior year periods included the write-off of an export credit note arrangement with a Brazilian bank that filed for bankruptcy.

The effective tax rate decreased to 37.1% and 43.5% in the current second quarter and six months from 62.2% and 62.4% in the corresponding periods a year earlier. This was due to differences in tax rates and credits not utilized in some areas where losses were incurred. For the periods ended September 30, 1999 losses were incurred in the nontobacco segment where tax relief was not available. This segment recorded a small profit during the current year periods.

Net income for the quarter was $5.7 million or $0.43 per share on a basic and diluted basis, versus $2.2 million, or $0.17 per share for the corresponding prior year quarter. For the six months period, net income was $7.3 million, or $0.56 per share on a basic and diluted basis, versus $3.5 million, or $0.27 per share in the prior year period. The current periods net income included an extraordinary gain of $0.05 per share due to buyback of Convertible subordinated debentures. Basic and diluted earnings are the same for all periods because the calculation of diluted earnings per share includes adjustments that are antidilutive.


Liquidity and Capital Resources

Working capital at September 30, 2000 was $193.6 million, compared to $189.2 million a year earlier. Most of the increase was due to contributions from operating activities. During the current six months the Company bought $2.5 million of its convertible subordinated debentures using internally generated working capital. Capital expenditures during the current year of $7.8 million consisted of $7.1 million in the tobacco division that included $3.1 million addition to a tobacco warehousing facility in Italy and routine capital expenditures, and $0.7 million in the wool division. The Company continues to closely monitor its inventory levels, which are down from $385.7 million a year ago to $343.7 million at September 30, 2000.

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


Liquidity and Capital Resources (continued)

On May 19, 1999 the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The facility was increased from $200.0 million to $233.0 million and the maturity date was extended to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $17.3 million of retained earnings available for distribution as dividends at September 30, 2000.

Based on the outlook for the tobacco and wool divisions, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.


Subsequent Events

The Company has continued to purchase its convertible subordinated debentures pursuant to the program announced in June 2000. As of November 1, 2000, an additional $5.7 million face amount of debentures had been purchased at a discount. Assuming no additional repurchases, a gain will be reported as an extraordinary item, net of tax of approximately $1.5 million in the third fiscal quarter ended December 31, 2000. This brings the total repurchased for the fiscal year to date to $8.2 million. Purchases will continue to be made as opportunities become available at a discount and working capital is available. The Company is restricted by certain of its debt covenants to the amount it can allocate for such repurchases. This amount is currently limited to approximately $25.0 million of face amount. We will continue to update progress of this program in our quarterly and annual reports.



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

                          PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       a. An annual meeting of shareholders was held on August 8, 2000.

       b. Three persons nominated by management were elected as directors for terms expiring in 2003, as follows:

                Nominee              Votes For       Votes Withheld
                -------              ---------       --------------

           J. Alec G. Murray         10,620,726         946,807
           Daniel M. Sullivan        10,619,787         947,746
           B. Clyde Preslar          10,620,686         946,847
           Mark W. Kehaya            10,620,318         947,215


       In addition the following directors remained in office after the meeting:
       William S. Barrack, Jr., Charles H. Mullen, William S. Sheridan,
       Marvin W. Coghill, Robert E. Harrison and William A. Ziegler.

       c. The appointment of Deloitte & Touche LLP as the company's independent auditors for fiscal 2001 was approved by a vote of 11,536,767 shares in favor, 26,361 shares against and 4,405 shares abstaining.

       d. The amendment to the Performance Improvement Compensation Plan to increase the number of shares available for issuance there under from 682,850 to 1,432,850 was defeated by a vote of 5,117,149 shares against, 4,643,818 shares in favor and 15,197 shares abstaining.


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

Dated: November 3, 2000.
                           STANDARD COMMERCIAL CORPORATION
                                            (Registrant)


                           By /s/  Robert E Harrison
                              ---------------------------------------
                                   Robert E Harrison
                                   President, Chief Executive Officer




                           By  /s/  Robert A Sheets
                              ------------------------------------------------
                                    Robert A Sheets
                                    Vice President and Chief Financial Officer