Form 10-Q
period 2000-12-31
STANDARD COMMERCIAL CORP
filed 2001-02-08
CIK 93319

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended DECEMBER 31, 2000


                         Commission file number 1-9875


                                 [LOGO]

                        STANDARD COMMERCIAL CORPORATION


     Incorporated under the laws of                       I.R.S. Employer
             North Carolina                        Identification No. 13-1337610


                2201 Miller Road, Wilson, North Carolina  27893

                         Telephone Number 252-291-5507



On February 1, 2001 the registrant had outstanding 13,242,976 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                                    YES  X         NO______
                                                       ------

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                                                                   December 31       March 31
                                                                               --------------------
                                                                                   2000       1999       2000
                                                                                   ----       ----       ----
                                                                                   (unaudited)
ASSETS
Cash.....................................................................      $ 50,362   $ 30,476   $ 38,349
Receivables..............................................................       234,126    232,421    227,300
Inventories..............................................................       305,334    397,508    340,444
Prepaid expenses.........................................................         4,557      6,254      5,192
Marketable securities....................................................           570        621        586
                                                                               ------------------------------

    Current assets.......................................................       594,949    667,280    611,871

Property, plant and equipment............................................       145,253    151,644    146,638
Investment in affiliates.................................................        15,707     16,012     16,059
Other assets.............................................................        45,617     50,199     46,262
                                                                               ------------------------------

    Total assets.........................................................      $801,526   $885,135   $820,830
                                                                               ==============================

LIABILITIES
Short-term borrowings....................................................      $244,606   $326,094   $262,059
Current portion of long-term debt........................................         9,158     11,095     14,325
Accounts payable.........................................................       133,011    131,187    132,115
Taxes accrued............................................................        10,401      7,589      9,783
                                                                               ------------------------------

    Current liabilities..................................................       397,176    475,965    418,282

Long-term debt...........................................................       128,502    134,120    130,645
Convertible subordinated debentures......................................        60,814     69,000     69,000
Retirement and other benefits............................................        20,856     20,364     20,536
Deferred taxes...........................................................         6,143      7,388      6,518
                                                                               ------------------------------

    Total liabilities....................................................       613,491    706,837    644,981
                                                                               ------------------------------

MINORITY INTERESTS.......................................................        28,256     27,393     26,772
                                                                               ------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,857,405 (Dec. 99 - 15,588,995; Mar 00 - 15,605,725)...........         3,161      3,118      3,121
Additional paid-in capital...............................................       103,797    102,898    102,986
Unearned restricted stock plan compensation..............................        (1,768)    (1,747)    (1,603)
Treasury shares, 2,617,707...............................................        (4,250)    (4,250)    (4,250)
Retained earnings........................................................       109,685     93,503     97,177
Accumulated other comprehensive income...................................       (50,846)   (42,617)   (48,354)
                                                                               ------------------------------

    Total shareholders' equity...........................................       159,779    150,905    149,077
                                                                               ------------------------------

    Total liabilities and equity.........................................      $801,526   $885,135   $820,830
                                                                               ==============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

                                                                   Third quarter ended         Nine months ended
                                                                           December 31              December 31
                                                                 ---------------------     ---------------------
                                                                     2000         1999         2000         1999
                                                                     ----         ----         ----         ----
Sales  - tobacco.............................................   $ 317,945    $ 221,769    $ 664,855    $ 600,445
       - nontobacco..........................................      62,863       56,147      168,501      152,716
                                                                 --------     --------     --------     --------

     Total sales.............................................     380,808      277,916      833,356      753,161

Cost of sales  - materials, services and supplies............     335,799      243,765      717,469      655,702
               - interest....................................       7,524        8,621       24,312       19,125
                                                                 --------     --------     --------     --------

     Gross profit............................................      37,485       25,530       91,575       78,334
Selling, general and administrative expenses.................      21,614       19,493       59,896       59,429
Other interest expense.......................................       2,889        2,691        6,540       10,199
Other income (expense) - net.................................         545          508        1,226        1,947
                                                                 --------     --------     --------     --------

     Income before taxes.....................................      13,527        3,854       26,365       10,653
Income taxes.................................................      (6,675)      (1,693)     (12,255)      (5,937)
                                                                 --------     --------     --------     --------

     Income after taxes......................................       6,852        2,161       14,110        4,716
Minority interests...........................................      (1,139)          31       (1,783)         268
Equity in earnings of affiliates.............................          (6)         351           85        1,031
                                                                 --------     --------     --------     --------

     Income before extraordinary gain........................       5,707        2,543       12,412        6,015
Extraordinary gain due to buyback of convertible
subordinated debentures, net of income tax charge of
$730 for quarter and $1,059 for nine months..................       1,417           -0-       2,056           -0-
                                                                 --------     ---------    --------     --------

     Net income .............................................       7,124        2,543       14,468        6,015

Retained earnings at beginning of period.....................     103,220       91,585       97,177       89,430
Common stock dividends.......................................        (659)        (625)      (1,960)      (1,942)
                                                                 --------     --------     --------     --------

Retained earnings at end of period...........................   $ 109,685    $  93,503    $ 109,685    $  93,503
                                                                 ========     ========     ========     ========

Earnings per common share
Basic
     Income before extraordinary gain........................   $    0.43    $    0.20    $    0.95    $    0.46
     Extraordinary gain......................................   $    0.11    $    0.00    $    0.16    $    0.00
                                                                ---------    ---------    ---------    ---------
     Net income..............................................   $    0.54    $    0.20    $    1.11    $    0.46
                                                                ---------    ---------    ---------    ---------
         - average shares outstanding........................      13,198       12,964       13,087       12,948

Diluted
     Income before extraordinary gain........................   $    0.42    $    0.20    $    0.95    $    0.46
     Extraordinary gain......................................   $    0.09    $    0.00    $    0.14    $    0.00
                                                                ---------    ---------    ---------    ---------
     Net income..............................................   $    0.51    $    0.20    $    1.09    $    0.46
                                                                ---------    ---------    ---------    ---------
         - average shares outstanding........................      15,332       15,312       15,355       15,297

Dividends paid per common share..............................   $    0.05    $    0.05    $    0.15    $    0.15

  The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                                        Nine months ended
                                                                                              December 31
                                                                               --------------------------
                                                                                      2000           1999
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income...............................................................        $  14,468      $   6,015
   Depreciation and amortization.........................................           15,392         16,287
   Minority interests....................................................            1,783           (268)
   Deferred income taxes.................................................             (311)        (1,295)
   Undistributed earnings of affiliates, net of dividends received.......               10         (1,031)
   Gain on buyback of subordinated debentures............................           (2,056)             0
   Gain on disposition of property, plant and equipment..................             (189)          (282)
   Other.................................................................             (788)         1,086
                                                                               --------------------------
                                                                                    28,309         20,512
Net changes in working capital other than cash
   Receivables...........................................................          (12,050)        (5,212)
   Inventories...........................................................           31,185        (23,811)
   Current payables......................................................            8,686        (21,974)
                                                                               ---------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.........................           56,130        (30,485)
                                                                               ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  - additions...............................          (12,584)       (14,363)
                               - dispositions............................              410          1,538
Business (acquisitions) dispositions.....................................                9         (2,420)
                                                                               ---------------------------

CASH USED FOR INVESTING ACTIVITIES.......................................          (12,165)       (15,245)
                                                                               --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings......................................          (17,453)        45,508
Proceeds from long-term borrowings.......................................            7,359          2,123
Repayment of long-term borrowings........................................          (14,618)       (13,477)
Buyback of convertible subordinated debentures...........................           (6,130)             0
Dividends paid...........................................................           (1,960)        (1,942)
Other....................................................................              850            227
                                                                               --------------------------

CASH PROVIDED BY (USED FOR)  FINANCING ACTIVITIES........................          (31,952)        32,439
                                                                               --------------------------

Increase (decrease) in cash for period...................................           12,013        (13,291)
Cash at beginning of period..............................................           38,349         43,767
                                                                               --------------------------

CASH AT END OF PERIOD....................................................        $  50,362      $  30,476
                                                                               ==========================

Cash payments for - interest...........................................          $  23,386      $  24,785
                  - income taxes.......................................          $  10,788      $  12,088


  The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 2000. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year.

2.INVENTORIES

                                           December 31               March 31
                                  --------------------------------   --------

              (In thousands)            2000           1999              2000
                                        ----           ----              ----
              Tobacco               $238,069       $333,654          $278,343
              Nontobacco              67,265         63,854            62,101
                                    --------       --------          --------
              Total                 $305,334       $397,508          $340,444
                                    --------       --------          --------

3.COMPREHENSIVE INCOME

The statement on comprehensive income requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

The components of comprehensive income were as follows:

                                      Quarter ended                  Nine months ended
                                      December 31                    December 31
                                      -----------                    -----------
                                         2000         1999              2000           1999
                                         ----         ----              ----           ----
(In thousands)
 Net income                           $ 7,124      $ 2,543           $14,468        $ 6,015
 Other comprehensive income:
 Translation adjustment                 4,240       (2,680)           (2,492)        (4,831)
                                      -------      --------          --------       --------
 Total comprehensive income (loss)    $11,364      $  (137)          $11,976        $ 1,184
                                      -------      --------          -------        -------

4.EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. The incremental shares from assumed conversion of 7-1/4% convertible subordinated debentures are not included in computing the diluted per share amounts for the third quarter and nine months ended December 31, 1999 because the calculations include adjustments which are antidilutive. For the periods ended December 31, 2000 and December 31, 1999, outstanding stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.SEGMENT INFORMATION

The company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:

                                  Quarter ended                               Nine months ended
                                  December 31                                 December 31
                                  -----------                                 -----------
                                      2000                  1999                  2000             1999
                                      ----                  ----                  ----             ----
(In thousands)

Sales
 Tobacco                          $317,945              $221,769              $664,855         $600,445
 Nontobacco                         62,863                56,147               168,501          152,716
                                  --------              --------              --------         --------
                                  $380,808              $277,916              $833,356         $753,161
                                  --------              --------              --------         --------

Net income (loss)
 Tobacco                          $  6,731              $  2,932              $ 13,550         $  8,429
 Nontobacco                            393                  (389)                  918           (2,414)
                                  --------              --------              --------         --------
                                  $  7,124              $  2,543              $ 14,468         $  6,015
                                  --------              --------              --------         --------

6.SENIOR NOTES

The 8-7/8% Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer's obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and those financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 2000
(In thousands; unaudited)

                                              Standard
                                             Commercial       Standard                    Other
                                            Tobacco Co.      Commercial     Standard   Subsidiaries
                                                Inc.        Corporation    Wool Inc.      (Non-
                                              (Issuer)      (Guarantor)   (Guarantor)  Guarantors)   Eliminations      Total
                                              --------      -----------   -----------  -----------   ------------      -----
Assets
Cash                                             $   8,097       $      -     $     28     $ 42,237     $        -        50,362
Receivables                                         39,831             16           16      194,263              -       234,126
Intercompany receivables                           136,000          7,519           49       16,655       (160,223)            -
Inventories                                         67,277              -            -      238,057              -       305,334
Prepaids and other                                     189            158            1        4,209              -         4,557
Marketable securities                                    -              1            -          569              -           570
                                          ---------------------------------------------------------------------------------------
    Current assets                                 251,394          7,694           94      495,990       (160,223)      594,949

Property, plant and equipment                       20,900              -           14      124,339              -       145,253
Investment in subsidiaries                          90,263        196,247       29,946      149,866       (466,322)            -
Investment in affiliates                                 -              -            -       15,707              -        15,707
Other noncurrent assets                                722          9,692            -       35,203              -        45,617
                                          ---------------------------------------------------------------------------------------
    Total assets                                 $ 363,279       $213,633     $ 30,054     $821,105     $ (626,545)    $ 801,526
                                          =======================================================================================

Liabilities
Short-term borrowings                            $       -       $      7     $      -     $244,599     $        -      $244,606
Current portion of long-term debt                        -              -            -        9,158              -         9,158
Accounts payable                                    18,078          1,750            -      113,183              -       133,011
Intercompany accounts payable                       34,042            228        1,548      124,405       (160,223)            -
Taxes accrued                                       18,577         (9,718)           -        1,542              -        10,401
                                          ---------------------------------------------------------------------------------------
    Current liabilities                             70,697         (7,733)       1,548      492,887       (160,223)      397,176

Long-term debt                                     115,000             -             -       13,502              -       128,502
Convertible subordinated debentures                      -         60,814            -            -              -        60,814
Retirement and other benefits                        9,286            773            -       10,797              -        20,856
Deferred taxes                                        (933)        (1,557)           -        8,633              -         6,143
                                          ---------------------------------------------------------------------------------------
    Total liabilities                              194,050         52,297        1,548      525,819       (160,223)      613,491

Minority interests                                       -              -            -       28,256              -        28,256

Shareholders' equity
Common stock                                           993          3,161       32,404      155,178       (188,575)        3,161
Additional paid-in capital                         130,860        103,797            -       59,753       (190,613)      103,797
Unearned restricted stock
    plan compensation                                 (597)          (211)         (13)        (947)             -        (1,768)
Treasury stock at cost                                   -         (4,250)           -            -              -        (4,250)
Retained earnings                                   60,594        109,685        6,869      103,892       (171,355)      109,685
Accumulated other comprehensive income             (22,621)       (50,846)     (10,754)     (50,846)        84,221       (50,846)
                                          ---------------------------------------------------------------------------------------
    Total shareholders' equity                     169,229        161,336       28,506      267,030       (466,322)      159,779
                                          ---------------------------------------------------------------------------------------
    Total liabilities and equity                 $ 363,279       $213,633     $ 30,054     $821,105     $ (626,545)     $801,526
                                          =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Third quarter ended December 31, 2000
(In thousands; unaudited)

                                               Standard
                                              Commercial    Standard                     Other
                                             Tobacco Co.   Commercial    Standard     Subsidiaries
                                                 Inc.      Corporation   Wool Inc.       (Non-
                                               (Issuer)    (Guarantor)  (Guarantor)   Guarantors)   Eliminations       Total
                                               --------    -----------  -----------   -----------   ------------       -----
Sales                                          $195,262     $      -     $      48      $ 257,268    $ (71,770)      $ 380,808
Cost of sales:
  Materials services and supplies               180,127            -             -        227,442      (71,770)        335,799
  Interest                                        2,871            -             -          4,653            -           7,524
                                               -------------------------------------------------------------------------------

  Gross profit                                   12,264            -            48         25,173            -          37,485
Selling, general &
   administrative expenses                        3,108          996            68         17,442            -          21,614
Other interest expense                            1,102        1,274             -            513            -           2,889
Other income (expense) net                        1,538          (74)            -           (919)           -             545
                                               -------------------------------------------------------------------------------

  Income (loss) before taxes                      9,592       (2,344)          (20)         6,299            -          13,527
Income taxes                                      3,261         (797)            -          4,211            -           6,675
                                               -------------------------------------------------------------------------------

  Income (loss) after taxes                       6,331       (1,547)          (20)         2,088            -           6,852
Minority interests                                    -            -             -         (1,139)           -          (1,139)
  Equity in earnings of affiliates                    -            -             -             (6)           -
  Equity in earnings of subsidiaries                527        7,254           416              -       (8,197)
                                               -------------------------------------------------------------------------------

  Income before extraordinary gain                6,858        5,707           396            943       (8,197)          5,707
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                    -        1,417             -              -            -           1,417
                                               -------------------------------------------------------------------------------

  Net income                                      6,858        7,124           396            943       (8,197)          7,124
Retained earnings at beginning
    of period                                    53,736      103,220         6,473        102,949     (163,158)        103,220
Common stock dividends                                -         (659)            -              -            -            (659)
                                               -------------------------------------------------------------------------------

  Retained earnings at end of period           $ 60,594     $109,685     $   6,869      $ 103,892    $(171,355)      $ 109,685
                                               ===============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 2000
(In thousands; unaudited)

                                                 Standard
                                                Commercial    Standard                      Other
                                               Tobacco Co.   Commercial     Standard     Subsidiaries
                                                   Inc.      Corporation    Wool Inc.       (Non-
                                                 (Issuer)    (Guarantor)   (Guarantor)   Guarantors)     Eliminations      Total
                                                 --------    -----------   -----------   -----------     ------------      -----
Sales                                           $ 322,142     $       -     $    134      $ 713,388      $ (202,308)     $ 833,356
Cost of sales:
  Materials services and supplies                 284,605             -            -        635,172        (202,308)       717,469
  Interest                                          9,626             -            -         14,686               -         24,312
                                                ----------------------------------------------------------------------------------

  Gross profit                                     27,911             -          134         63,530               -         91,575
Selling, general &
   administrative expenses                          8,576         2,780          174         48,366               -         59,896
Other interest expense                              1,451         3,897            -          1,192               -          6,540
Other income (expense) net                          2,820             1            8         (1,603)              -          1,226
                                                ----------------------------------------------------------------------------------

  Income (loss) before taxes                       20,704        (6,676)         (32)        12,369               -         26,365
Income taxes                                        7,039        (2,270)           -          7,486               -         12,255
                                                ----------------------------------------------------------------------------------

  Income (loss) after taxes                        13,665        (4,406)         (32)         4,883               -         14,110
Minority interests                                      -             -            -         (1,783)              -         (1,783)
  Equity in earnings of affiliates                      -             -            -             85               -             85
  Equity in earnings of subsidiaries                2,218        16,818          967              -         (20,003)             -
                                                ----------------------------------------------------------------------------------

  Income before extraordinary gain                 15,883        12,412          935          3,185         (20,003)        12,412
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                      -         2,056            -              -               -          2,056
                                                ----------------------------------------------------------------------------------

  Net income                                       15,883        14,468          935          3,185         (20,003)        14,468
Retained earnings at beginning
    of period                                      44,711        97,177        5,934        100,707        (151,352)        97,177
Common stock dividends                                  -        (1,960)           -              -               -         (1,960)
                                                ----------------------------------------------------------------------------------

  Retained earnings at end of period            $  60,594     $ 109,685     $  6,869      $ 103,892        (171,355)     $ 109,685
                                                ==================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 2000
(In thousands; unaudited)

                                             Standard
                                            Commercial     Standard                    Other
                                            Tobacco Co.   Commercial    Standard   Subsidiaries
                                               Inc.       Corporation   Wool Inc.      (Non-
                                             (Issuer)     (Guarantor)  (Guarantor)  Guarantors)   Eliminations     Total
                                             --------     -----------  -----------  -----------   ------------     -----
Cash provided by (used in)
  operating activities                       $ 21,372      $        -   $      (14)  $   34,772    $         -   $  56,130

Cash flows from investing activities
Property, plant and equipment
  - additions                                  (1,072)              -            -      (11,512)             -     (12,584)
  - disposals                                       1               -            -          409              -         410
Business (acquisitions) dispositions                -               -            -            9              -           9
                                           ---------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                         (1,071)              -            -      (11,094)                   (12,165)

Cash flows from financing activities:
Proceeds from long-term borrowings                  -               -            -        7,359              -       7,359
Repayment of long-term borrowings              (2,940)              -            -      (11,678)             -     (14,618)
Net change in short-term borrowings           (10,212)              7            -       (7,248)             -     (17,453)
Buyback of debentures                               -          (6,130)           -            -              -      (6,130)
Dividends received /( paid)                         -          (1,960)           -            -              -      (1,960)
Other                                             136           7,963            -       (7,249)             -         850
                                           ---------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                        (13,016)           (120)           -      (18,816)             -     (31,952)

Increase (decrease) in cash for year            7,285            (120)         (14)       4,862              -      12,013

Cash at beginning of year                         812             120           42       37,375              -      38,349
                                           ---------------------------------------------------------------------------------
Cash at end of year                          $  8,097      $        -   $       28   $   42,237              -   $  50,362
                                           =================================================================================

 Interest                                    $  5,389      $    2,486   $        -   $   15,511                  $  23,386
Income taxes                                    1,133           1,600            -        8,055                     10,788

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 1999
(In thousands; unaudited)

                                             Standard
                                            Commercial     Standard                    Other
                                            Tobacco Co.   Commercial    Standard   Subsidiaries
                                               Inc.       Corporation   Wool Inc.      (Non-
                                             (Issuer)     (Guarantor)  (Guarantor)  Guarantors)   Eliminations     Total
                                             --------     -----------  -----------  -----------   ------------     -----
Assets
Cash                                         $      -      $       75   $       65   $   30,336    $         -   $ 30,476
Receivables                                    33,475           2,067          140      196,739              0    232,421
Intercompany receivables                      138,004          16,511           38       20,415       (174,968)         0
Inventories                                   152,902               0          377      244,229              0    397,508
Prepaids and other                                981             291           11        4,971              0      6,254
Marketable securities                               0               1            0          620              0        621
                                           ------------------------------------------------------------------------------
    Current assets                            325,362          18,945          631      497,310       (174,968)   667,280

Property, plant and equipment                  22,946               0           79      128,619              0    151,644
Investment in subsidiaries                     93,803         228,156       30,483      166,214       (518,656)         0
Investment in affiliates                            0               0            0       16,012              0     16,012
Other noncurrent assets                         4,982          10,068            3       35,146              0     50,199
                                           ------------------------------------------------------------------------------
    Total assets                             $447,093      $  257,169    $  31,196    $ 843,301    $  (693,624)  $885,135
                                           ==============================================================================

Liabilities
Short-term borrowings                        $ 32,887      $        -    $       -    $ 293,207    $         -   $326,094
Current portion of long-term debt                   0               0            0       11,095              0     11,095
Accounts payable                               17,354           1,876           10      111,947              0    131,187
Intercompany payables                          62,539          40,490        1,813       70,126       (174,968          0
Taxes accrued                                   8,871          (6,040)           0        4,758              0      7,589
                                           ------------------------------------------------------------------------------

    Current liabilities                       121,651          36,326        1,823      491,133       (174,968)   475,965

Long-term debt                                117,940               0            0       16,180              0    134,120
Convertible subordinated debentures                 0          69,000            0            0              0     69,000
Retirement and other benefits                   8,813             765            0       10,786              0     20,364
Deferred taxes                                    125          (1,548)           0        8,811              0      7,388
                                           ------------------------------------------------------------------------------
    Total liabilities                         248,529         104,543        1,823       56,910       (174,968)   706,837
                                           ------------------------------------------------------------------------------
Minority interests                                  -               -            -       27,393              -     27,393
                                           ------------------------------------------------------------------------------

Shareholders' equity
Common stock                                      993           3,118       32,404      164,389     (197,786)       3,118
Additional paid-in capital                    130,860         102,898            0       64,839     (195,699)     102,898
Unearned restricted stock

    plan compensation                            (594)            (26)          (7)      (1,120)           0       (1,747)
Treasury stock at cost                              0          (4,250)           0            0            0       (4,250)
Retained earnings                              86,848          93,503        4,216      103,507     (194,571)      93,503
Accumulated other comprehensive income        (19,543)        (42,617)      (7,240)     (42,617)      69,400      (42,617)
                                           ------------------------------------------------------------------------------
    Total shareholders' equity                198,564         152,626       29,373      288,998      (518,656)    150,905
                                           ------------------------------------------------------------------------------
    Total liabilities and equity             $447,093      $  257,169    $  31,196     $843,301     $(693,624)    $885,135
                                           ================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Quarter ended December 31, 1999.
(In thousands; unaudited)

                                            Standard
                                           Commercial       Standard                    Other Wool
                                           Tobacco Co.     Commercial     Standard     Subsidiaries
                                              Inc.        Corporation    Wool Inc.         (Non-
                                            (Issuer)      (Guarantor)   (Guarantor)     Guarantors)   Eliminations     Total
                                            --------      -----------   -----------     -----------   ------------     -----
Sales                                       $ 107,664          $   -       $  265        $ 245,130     $ (75,143)     $ 277,916
Cost of sales:
  Materials services and supplies              97,650              -          281          220,977       (75,143)       243,765
  Interest                                      2,247              -            -            6,374             -          8,621
                                            -----------------------------------------------------------------------------------

  Gross profit                                  7,767              -          (16)          17,779             -         25,530
Selling, general &
   administrative expenses                      3,406            775           98           15,214             -         19,493
Other interest expense                          1,050          1,313            -              328             -          2,691
Other income (expense)- net                       681            111          (46)            (238)            -            508
                                            -----------------------------------------------------------------------------------
  Income (loss) before taxes                    3,992         (1,977)        (160)           1,999             -          3,854
Income taxes                                    1,357           (671)          81              926             -          1,693
                                            -----------------------------------------------------------------------------------

  Income (loss) after taxes                     2,635         (1,306)        (241)           1,073             -          2,161
Minority interests                                  -              -            -               31             -             31
  Equity in earnings of affiliates                  -              -            -              351             -            351
  Equity in earnings of subsidiaries            1,574          3,849         (119)               -        (5,304)             -
                                            -----------------------------------------------------------------------------------
  Net income                                    4,209          2,543         (360)           1,455        (5,304)         2,543
Retained earnings at beginning
    of period                                  82,639         91,585        4,576          102,052      (189,267)        91,585
Common stock dividends                              -           (625)           -                -             -           (625)
                                            -----------------------------------------------------------------------------------

  Retained earnings at end of period         $ 86,848       $ 93,503      $ 4,216        $ 103,507    $ (194,571)      $ 93,503
                                            ===================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 1999
(In thousands; unaudited)

                                            Standard
                                           Commercial     Standard                        Other
                                           Tobacco Co.   Commercial      Standard      Subsidiaries
                                              Inc.       Corporation     Wool Inc.        (Non-
                                            (Issuer)     (Guarantor)    (Guarantor)    Guarantors)   Eliminations       Total
                                            --------     -----------    -----------    -----------   ------------       -----
Sales                                       $ 174,453        $    -       $   850       $762,724      $ (184,866)      $753,161
Cost of sales:
  Materials services and supplies             155,450             -           835        684,283        (184,866)       655,702
  Interest                                      2,607             -             -         16,518               -         19,125
                                           -------------------------------------------------------------------------------------

  Gross profit                                 16,396             -            15         61,923               -         78,334
Selling, general &
   administrative expenses                      9,470         2,231           276         47,452               -         59,429
Other interest expense                          4,927         3,940             -          1,332               -         10,199
Other income (expense)- net                     2,290           122          (138)          (327)              -          1,947
                                           -------------------------------------------------------------------------------------

  Income (loss) before taxes                    4,289        (6,049)         (399)        12,812               -         10,653
Income taxes                                    1,458        (2,056)            -          6,535               -          5,937
                                           -------------------------------------------------------------------------------------

  Income (loss) after taxes                     2,831        (3,993)         (399)         6,277               -          4,716
Minority interests                                  -             -             -            268               -            268
  Equity in earnings of affiliates                  -             -             -          1,031               -          1,031
  Equity in earnings of subsidiaries            9,562        10,008        (1,986)             -         (17,584)             -
                                           -------------------------------------------------------------------------------------

  Net income                                   12,393         6,015        (2,385)         7,576         (17,584)         6,015
Retained earnings at beginning
    of period                                  81,455        89,430         6,601         95,931        (183,987)        89,430
Common stock dividends                         (7,000)       (1,942)            -              -           7,000         (1,942)
                                           -------------------------------------------------------------------------------------

  Retained earnings at end of period         $ 86,848      $ 93,503      $  4,216       $103,507      $ (194,571)      $ 93,503
                                           =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 1999
(In thousands; unaudited)

                                             Standard
                                            Commercial     Standard                       Other
                                           Tobacco Co.    Commercial     Standard      Subsidiaries
                                               Inc.       Corporation    Wool Inc.        (Non-
                                             (Issuer)     (Guarantor)   (Guarantor)    Guarantors)   Eliminations     Total
                                              ------       ---------     ---------     ----------    ------------     -----
Cash provided by (used in)
  operating activities                      $   (32,673)     $   1,789    $      26    $      373      $      -    $ (30,485)
                                          -----------------------------------------------------------------------------------

Cash flows from investing activities
Property, plant and equipment
  - additions                                    (1,167)             -          (13)      (13,183)            -      (14,363)
  - disposals                                        91              -            -         1,447             -        1,538
Business (acquisitions) dispositions                  -              -            -        (2,420)            -       (2,420)
                                          -----------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                           (1,076)             -          (13)      (14,156)            -      (15,245)
                                          -----------------------------------------------------------------------------------

Cash flows from financing activities:
Net change in short-term borrowings              32,887              -            -        12,621             -       45,508
Proceeds from long-term borrowings                    -              -            -         2,123             -        2,123
Repayment of long-term borrowings                     -              -            -       (13,477)            -      (13,477)
Dividends paid                                        -         (1,942)           -             -             -       (1,942)
Other                                                (1)           228            -             -             -          227
                                          -----------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                           32,886         (1,714)           -         1,267             -       32,439
                                          -----------------------------------------------------------------------------------

Increase (decrease) in cash for year               (863)            75           13       (12,516)            -      (13,291)
Cash at beginning of year                           863              -           52        42,852             -       43,767
                                          -----------------------------------------------------------------------------------

Cash at end of year                         $         -      $      75    $      65    $   30,336      $      -    $  30,476
                                          ===================================================================================

Cash payments for - Interest                $     5,759      $   2,501    $       -    $   16,525      $      -    $  24,785
                 - Income taxes                     345          1,710            -        10,033             -       12,088

ITEM 2
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Sales for the quarter ended December 31, 2000 were $380.8 million, an increase of 37% from a year earlier. Sales for the nine-month period were $833.4 million, up 11% from same period a year earlier. Tobacco division sales of $317.9 million and $664.9 million for the current quarter and nine months respectively, were up 43% for the quarter and 11% for the nine-month from the corresponding periods in 2000. Overall, for the quarter, tobacco volume was up 25%, largely due to increases in North America, Europe, Far East, South America, and CIS and average prices were higher due to sales mix. For the nine-month period, volume was 4% higher and the average prices were up by 7% over the corresponding period in fiscal 2000. Shipments from Africa were lower than fiscal 2000 corresponding quarter and nine months, mainly due to delays in shipment resulting from late start of auction floors in Zimbabwe and delayed crop in Malawi. The fluctuation in sales from quarter to quarter is also due in part to a change in customer intake patterns resulting from industry consolidation. Looking forward for the next quarter and the full year, sales revenues may be negatively impacted by the decision of several large cigarette manufacturers in the U.S. to contract some of their burley requirements directly from farmers. This should not materially impact income however, as we will continue to receive and process these contracted tobaccos. Nontobacco sales of $62.9 million and $168.5 million for the current quarter and nine months, respectively, were up 12% and 10% from the same periods a year earlier. The improvement in the current quarter and nine months was largely due to the firming of wool markets, which was influenced by strong demand from China, continuing interest for superfine wools, cashmere and mohair from the fashion industry, a steady reduction of Australian wool stock-pile and reduced quantity of fresh wool stock on Australian farms.

Gross profit for the quarter and nine months of $37.5 million and $91.6 million improved 47% and 17% from the corresponding periods in fiscal 2000, due primarily to increase in tobacco sales and sales mix and better trading conditions in wool division. After a strategic review, the Company terminated its operations in Tanzania and is in the process of exiting the market. This has resulted in a reduction in gross margin in our tobacco division and a reduction in after tax income of $5.5 million and is included in the year to date divisional results. Selling general and administrative expenses for the quarter and nine months were 6% and 7% of the sales versus 7.0% and 8% during the corresponding periods in fiscal 2000. The prior year periods included the write-off of a receivable from a wool affiliate in liquidation and the export credit note arrangement with a Brazilian bank that filed for bankruptcy.

The effective tax rate has increased to 49% in the current quarter from 44% a year earlier and for the nine months the rate has decreased from 56% to 47%. This was due to differences in tax rates and credits not utilized in some areas where losses were incurred. For the nine months ended December 31, 1999 losses were incurred in the nontobacco segment where tax relief was not available. This segment recorded a small profit during the current year periods.

Net income for the quarter was $7.1 million or $0.54 per share on a basic basis, versus $2.5 million, or $0.20 per share for the corresponding prior year quarter. For the nine months period, net income was $14.5 million or $1.11 per share on a basic basis, versus $6.0 million, or $0.46 per share in the prior year period. The current periods net income included extraordinary gains of $0.11 and $0.16 per share for the quarter and nine months, respectively, due to buyback of convertible subordinated debentures. The diluted earnings per share for the current quarter and nine months are $0.42 and $0.95 before extraordinary gain and $0.51 and $1.09 after extraordinary gains. Basic and diluted earnings are the same for prior year periods because the calculation of diluted earnings per share includes adjustments that are antidilutive.

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

Working capital at December 31, 2000 was $197.8 million, compared to $191.3 million a year earlier. Long-term debt and convertible subordinated debentures at December 31, 2000 were $13.8 million lower than a year ago. Most of the working capital increase was due to contributions from operating activities. During the current nine months the Company bought $8.2 million of its convertible subordinated debentures using internally generated working capital. Capital expenditures during the current year of $12.6 million consisted of $10.6 million in the tobacco division that included $3.1 million addition to a tobacco warehousing facility in Italy, $3.0 million for the second threshing line in Brazil and routine capital expenditures, and $2.0 million in the wool division. The Company continues to closely monitor its inventory levels, which are down from $397.5 million a year ago to $305.3 million at December 31, 2000.

On May 19, 1999 the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The facility was increased from $200.0 million to $250.0 million and the maturity date was extended to July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $14.5 million of retained earnings available for distribution as dividends at December 31, 2000.

Based on the outlook for the tobacco and wool divisions, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow.

Subsequent Events

The Company plans to continue its debt repurchase program announced in June 2000 under which it had repurchased $8.2 million debentures during the nine months ended December 31, 2000. As of February 1, 2001 an additional $4.3 million face amount of debentures had been purchased at a discount. Assuming no additional purchases, a gain will be reported as extraordinary item, net of tax of approximately $0.6 million in the fourth fiscal quarter ending March 31, 2001. We plan to continue to make purchases as opportunities become available at a discount and working capital is available.The Company is restricted by certain of its debt covenants to the amount it can allocate for such repurchases. This amount is currently limited to approximately $25.0 million of face amount. We will continue to update progress of this program in our quarterly and annual reports.

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

Dated: February 7, 2001.

                                  STANDARD COMMERCIAL CORPORATION
                                           (Registrant)


                                  By /s/ Robert E Harrison
                                    --------------------------------------------
                                     Robert E Harrison
                                     President, Chief Executive Officer

                                  By /s/ Robert A Sheets
                                    --------------------------------------------
                                     Robert A Sheets
                                     Vice President and Chief Financial Officer

STANDARD COMMERCIAL CORPORATIONCOMPUTATION OF EARNINGS PER COMMON SHARE
     EXHIBIT 11
(In thousands, except share information; unaudited)

                                                                         Third quarter ended           Nine months ended
                                                                                 December 31                 December 31
                                                                    ------------------------    ------------------------
                                                                          2000          1999          2000          1999
                                                                          ----          ----          ----          ----
BASIC

Income before extraordinary gain............................       $     5,707   $     2,543   $    12,412    $     6,015
Extraordinary gain..........................................             1,417             0         2,056              0
                                                                   -----------   -----------   -----------    -----------
Net income applicable to common stock.......................       $     7,124   $     2,543   $    14,468    $     6,015
                                                                   -----------   -----------   -----------    -----------

Basic average shares outstanding............................        13,197,576    12,963,659    13,087,355     12,948,005
                                                                   -----------   -----------   -----------    -----------

 Earnings per common share before extraordinary gain........       $      0.43   $      0.20   $      0.95    $      0.46
 Extraordinary gain per common share........................       $      0.11   $      0.00   $      0.16    $      0.00
                                                                   -----------   -----------   -----------    -----------
 Net income per common share................................       $      0.54   $      0.20   $      1.11    $      0.46
                                                                   -----------   -----------   -----------    -----------

DILUTED

Income before extraordinary gain............................       $     5,707   $     2,543   $    12,412    $     6,015
Add - after-tax interest expense on 7 1/4%
       convertible subordinated debentures..................               750           825         2,390          2,475
                                                                   -----------   -----------   -----------    -----------
Adjusted income before extraordinary gain...................             6,457         3,368        14,802          8,490
Extraordinary gain..........................................             1,417             0         2,056              0
                                                                   -----------   -----------   -----------    -----------
Adjusted income after extraordinary gain....................       $     7,874   $     3,368   $    16,858    $     8,490
                                                                   -----------   -----------   -----------    -----------

Basic average shares outstanding............................        13,197,576    12,963,659    13,087,355     12,948,005
Increase in shares outstanding assuming
 conversion of 7 1/4% convertible subordinated
  debentures at November 13, 1991...........................         2,134,422     2,348,536     2,267,710      2,348,536
                                                                   -----------   -----------   -----------    -----------

 Diluted average shares outstanding.........................        15,331,998    15,312,195    15,355,065     15,296,541
                                                                   -----------   -----------   -----------    -----------

Earnings per common share before extraordinary gain.........       $      0.42   $      0.20   $      0.95    $      0.46
 Extraordinary gain per common share........................       $      0.09   $      0.00   $      0.14    $      0.00
                                                                   -----------   -----------   -----------    -----------
 Net income per common share................................       $      0.51   $      0.20   $      1.09    $      0.46
                                                                   -----------   -----------   -----------    -----------

Note: The incremental shares from assumed conversion of 7-1/4% convertible subordinated debentures are not included in computing the diluted per share amounts for the third quarter and nine months ended December 31, 1999 because the calculations include adjustments which are antidilutive. For the periods ended December 31, 2000 and December 31, 1999 outstanding stock options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares.