Form 10-K
period 2001-03-31
STANDARD COMMERCIAL CORP
filed 2001-06-21
CIK 93319

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

                         Commission File Number 1-9875


                                    [LOGO]
                                   Standard

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [_]

At June 13, 2001, there were 13,261,198 shares of the registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the registrant based on the New York Stock Exchange closing price on June 13, 2001 was approximately: $210,189,988.

Portions of the registrant's (1) Annual Report to Shareholders for the year ended March 31, 2001 and (2) proxy statement for the Annual Meeting of Shareholders to be held on August 14, 2001 are incorporated by reference into Parts II, III and IV.

                                    PART I
                                    ------

ITEM 1.  BUSINESS.

  Founded in 1910, Standard Commercial Corporation, (referred to herein as "Standard" or the "Company") is principally engaged in two international businesses - tobacco and wool.

  Standard is one of the three global independent leaf tobacco merchants serving the large multinational cigarette manufacturers. The Company has a leading market presence in a number of the emerging and low-cost flue-cured and burley tobacco growing regions, including China, India, Malawi and Kenya. The Company purchases, processes, stores, sells and ships tobacco grown in over 30 countries, servicing cigarette manufacturers from 20 processing facilities strategically located throughout the world. The Company is also engaged in purchasing, processing and selling various types of wool and is a world leader in the trading of scoured wool.

  There have been no significant changes in business segments since April 1, 2000. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material.

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


  Global Market Conditions. In the U.S. market, the late November 1998 settlement between the cigarette manufacturers and the states for health care claims resulted in major price increases in the US, which affected demand negatively. The negative impact of these price increases has lessened in the last two years and US market dynamics have stabilized. The supply/demand models indicate that currently, global supplies of flue-cured and burley tobaccos are basically in line with demand. There remains an oversupply of oriental types of tobacco.

  Tobacco Operations

  The Company has developed an international network through which it purchases, processes and sells tobacco. In addition to processing facilities in North Carolina and Kentucky, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, both significant exporters of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Turkey, the leading exporter of oriental tobacco. The Company also has processing facilities in Italy, Spain and Thailand. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Argentina, Brazil, Canada, China, India, Kenya, Kyrgyzstan and the Ukraine.

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

  Tobacco is generally purchased at auction or directly from growers. Tobacco grown in the United States, Canada, India, Malawi and Zimbabwe is purchased at auction. The US market is shifting from auction purchases to direct contracting at an accelerating rate. It is estimated that 80% of the 2002 crop will be contracted. Most of the contracts will be between the farmer and the cigarette manufacturer, with the Company acting as an agent for the manufacturer. The Company generally employs its own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. At present, the largest amounts of tobacco purchased by the Company outside the United States come from Argentina, Brazil, China, Greece, India, Italy, Malawi, Spain, Thailand, Turkey and Zimbabwe.

  Although Argentina, Brazil, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, the Company buys tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although such purchases are usually made with some knowledge of its customers' requirements. In certain of these markets the Company advances or finances the purchase of fertilizer and other supplies to assist farmers in growing the crop. These advances generally are repaid with deliveries of tobacco to the Company. During fiscal 2001, the maximum aggregate amount of such advances by the Company was $42.3 million.

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

  The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities. In fiscal 2001, the Company's five largest customers accounted for approximately 44.2% of total sales (55.7% of tobacco sales). In fiscal years 2001, 2000 and 1999, one customer accounted for 16.7%, 18.4% and 20.0% of total sales, respectively. The Company believes that formal purchase contracts are not customary in the global leaf tobacco industry and agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. The Company has done business with most of its customers for many years. The Company believes that it has good relationships with its large customers; however, the loss of any one or more of these customers could have a material adverse effect on the Company.

  As of March 31, 2001, the Company had tobacco inventory of $183.0 million compared to $278.3 million at March 31, 2000. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco.

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

  Worldwide Tobacco Presence

  United States. The Company owns and operates a total of three processing facilities located in North Carolina and Kentucky and purchases tobacco at all major markets in the United States, including flue-cured tobacco markets in North Carolina, South Carolina, Virginia, Georgia and Florida; burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina; and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco are generally sold at public auction to the highest bidder. Commencing in late 2000, the US market is undergoing a shift away from the auction system and moving to direct contracting. In most cases, the cigarette manufactures contract their requirements of leaf tobacco directly with the grower. The Company in many cases acts as an agent to secure these contracts and receives a commission. The Company continues to receive and process the contracted tobacco and receives fees and processing revenues from the manufacturers. It is estimated that as much as 80% of the total 2001 flue-cured crop will be contracted in this manner. The remainder of the crop will continue to be sold at auction. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. U.S. grown tobacco is more expensive than most non-U.S. tobacco, resulting in a declining trend in exports, which management believes should be offset by increased demand for foreign tobacco.

  Brazil. The Company currently, and has for many years, sells leaf tobacco produced in Brazil as the agent for Souza Cruz, a subsidiary of B.A.T. that has approximately 80.0% of the domestic cigarette market in Brazil. The Company fills orders and earns a commission from Souza Cruz based upon the sales price of the tobacco. During fiscal 1998, trusts established by the Company, acquired Meridional de Tobaccos Ltda., the fourth largest leaf tobacco processor in Brazil. The ownership of this operation complements the Company's continuing 27-year relationship in Brazil with Souza Cruz, and provides the Company with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China).

  Turkey and Greece. The Company is one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. During fiscal year 2001, the Company effectively exchanged its 51% ownership of its subsidiary in Greece, for the 49% minority ownership position of the Turkish subsidiary. The Company now owns 100% of the Turkish subsidiary and continues to market the 2001 Greek crop on sales commission basis for the previous minority investor. The Company believes that the fragmented nature of the oriental tobacco markets and its leading presence in these markets provides it with an opportunity to expand revenues through acquisitions and continued strategic investments.

  Malawi, Zimbabwe and Tanzania. In Malawi, the largest exporter of low-cost burley tobacco in the world, the Company has a leading market position and services the large multinational cigarette manufacturers from its facilities in Lilongwe. The Company also is a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in the Company's facilities. In Zimbabwe, the Company purchases flue-cured tobacco and to a lesser extent burley tobacco, which it processes in its minority-owned facility. In fiscal 2001, the Company made a decision to exit the Tanzanian market and sold its 20% interest in a privately-owned and -operated processing facility in Morogoro, Tanzania.

  China, Thailand and India. The Company has provided agronomy services and funded a variety of projects in China since 1981 and believes that it is the largest independent exporter of Chinese leaf tobacco. The Company currently operates three government-owned tobacco processing facilities in China. In fiscal 1999, the Company expanded its presence in China and expects to increase its production in the area through strategic alliances with the Chinese government. The Company is also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which it purchases directly from farmers or in some cases from a middlemen or curers. Flue-cured tobacco is grown mainly in Northern Thailand, burley tobacco is grown in Central Thailand and oriental leaf tobacco is grown in Northeast Thailand. The Company currently processes tobacco in Thailand in two facilities in which the Company owns a minority interest. In India, an emerging source of low-cost filler tobacco, the Company purchases primarily flue-cured tobacco. The Company has entered into a joint venture with a local partner in Guntur, India for a new processing facility, which began operations in the current fiscal year.

  Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and Zaire.

  The Wool Industry

  The Company is a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, the Company owns and operates an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. The Company does not raise sheep or produce textile products. For fiscal 2001, the Company derived approximately 20.6% of its revenue from its wool division.

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

  Prior to 1991, Australian woolgrowers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991 the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. Wool International, an organization created by the Australian government, was responsible for the reduction of the stockpile. Sales from the stockpile were frozen in October 1998 and the operation was privatized. In mid-1999, the newly created company, WoolStock, resumed sales from the stockpile, which at March 31, 2001 was estimated at 49,000 metric tons. It is anticipated that the stockpile will be completely liquidated in fiscal year 2002.

  Global Wool Market Conditions


  The recent price increases in the synthetic fiber markets, as a result of rising oil prices, have opened up new opportunities for natural fibers in textiles. Major fashion houses have brought natural fibers into their collections and as a result demand for wool has improved.

  The steady reduction of the old wool stockpile, and the gradual reduction of wool production overall with slow growth forecast for Australia only, are expected to lead to shortages of certain wool types within the next 12 months. Asian markets are stabilizing, with China showing steady increased demand for wool. Consequently wool prices have increased substantially with the benchmark Australian Eastern Market Indicator moving up from 682 cents (Australian) at March 31, 2000, to 839 cents (Australian) at March 31, 2001.

  Consumer spending in key areas in Europe and the US has improved and the fashion world continues to show positive signs towards the use of natural fibers, with wool being the major component. Notwithstanding the improvement, and considering the volatile and changing nature of fashion, caution is recommended and the industry continues its research into new application fields for the wool fiber.


  Operations

  From the outset, the Company's strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. As a result of its acquisitions and the continuing consolidation of the wool industry, the Company has become one of the world's largest traders and processors of wool. The Company owns and operates processing facilities in four countries, including scouring mills in South Africa, France and the United Kingdom and combing mills in Chile and France. The Company has entered into a joint venture for an aqueous scouring facility in Western Australia, the only one of its type in the region. The Company closed its wholly owned scouring facility in New Zealand and invested in a 20.0% ownership interest in another facility. The Company acquired a 35.7% interest in a topmaking facility in Tasmania. However, the Tasmanian operation was facing severe financial difficulties, which culminated in the closure of the operation in May 1999. The Company also uses the services of commission processors in Argentina, Australia, Belgium, Germany and Italy.

  Purchasing. The Company deals in wool from all of the major producing areas, the most significant of which are Argentina, Australia, Chile, New Zealand, South Africa and the United Kingdom. The Company has buying offices in all of these areas. The Company's employees buy wool at auctions and through negotiations with woolgrowers. Although most wool is shorn before it is purchased, some wool is purchased "on the back" before shearing. As in its tobacco business, most of the Company's purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. The Company typically pays for its wool purchases in the currency of the country of origin, and hedges the currencies of its purchase and sale commitments with forward transactions. The Company does not engage in currency transactions for the purpose of speculation.

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

  A top is a continuous strand of straightened and combed longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines align the fibers to produce a "sliver" of parallel fibers while removing foreign matter. Slivers are combed and combined to produce a stronger "rope" or a top suitable for spinning. Tops are wound into bobbins weighing approximately 22.0 pounds, which are packed and shipped to customers in the apparel industry for further manufacturing. The Company maintains laboratory facilities for analyzing and testing wool and lanolin.

  Selling. The Company currently derives approximately 75% of its wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 2001, processed wool (i.e., scoured and tops) accounted for approximately 71% of the Company's wool revenues, followed by greasy wool (17%), specialty fibers and lanolin (12%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufactures of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. The Company's largest wool customer accounted for less than 2% of total sales and 5% of total wool sales for fiscal 2001. Sales are typically made in local currencies of the customers.

  The Company relies primarily on short-term bank credit and internal resources to finance its wool purchases. The period of exposure generally is limited to only a few months. At March 31, 2001 and 2000, the Company had outstanding orders for wool of approximately $99 million and $94 million, respectively.

  Competition

  The wool industry is more fragmented than the leaf tobacco industry. Major competitors include Chargeurs, ADF, BWK and a number of Japanese trading firms, the largest of which is Itochu. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. The Company believes that its processing and marketing capabilities and buying and trading expertise enable it to compete effectively and that its broad geographical trading base enables it to react quickly to price changes to supply wool of similar types and blending quality from different countries or areas while keeping the highest quality standards.

  Other Operations and Investments

  In early fiscal year 1999, the Company closed and liquidated a small noncore activity: Stancom Home Center, which operated a wholesale/retail building materials and home supply center located in Wilson, North Carolina. Revenues and earnings of this business were not material.

EMPLOYEES

  At March 31, 2001, the Company had a total of approximately 2,591 full-time employees (including approximately 416 in the United States) and approximately 945 full-time employees in affiliated companies. As of that date, of the Company's full-time employees, approximately 2,060 were in the tobacco business and approximately 531 were in the wool business. The tobacco business typically employs an additional 5,200 to 5,800 part-time employees during peak production periods.

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

Wool Operations

     The Company generally conducts its scoured wool operations in the country of origin, and processes wool tops in France and Chile. A current summary showing the principal wool operating properties of the Company or its affiliates is shown below:


                                                             AREA
     LOCATION                   PRINCIPAL USE            (SQUARE FEET)
     --------                  ---------------           -------------
AUSTRALIA
   Fremantle                   Storage                        200,000
   East Rockingham             Factory/storage              1,076,400

CHILE
   Punta Arenas                Factory/storage                 57,000

FRANCE
   Tourcoing                   Factory/storage                964,900

NETHERLANDS
   Dongen                      Storage                         23,700

NEW ZEALAND
   Winchester                  Factory/storage                 85,000

SOUTH AFRICA
   Port Elizabeth              Factory/storage                 70,000*

UNITED KINGDOM
   Bradford                    Factory/storage                165,000

* Leased facility.

     The Company believes its wool properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of its business.

ITEM 3 LEGAL PROCEEDINGS

     On February 26, 2001, the Company was served with a Third Amended Complaint, naming it and other leaf merchants as defendants in Deloach, et al.
V. Philip Morris Inc., et al., a suit originally filed against US cigarette manufacturers in the US district Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit"). The Deloach suit is a purported class action brought on behalf of US tobacco growers and quota holders that alleges that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgement interest, attorney's fees and costs of litigation. On March 14, 2001, the Company and other leaf tobacco merchants filed a joint motion to dismiss the Third Amended Complaint. The Company intends to vigorously defend the Deloach Suit, which is in its initial stages and at this time no estimate of the amount or range of loss that could result from an unfavorable outcome can be made.

Except for the above, the Company nor any of its subsidiaries is currently involved in any litigation that the Company believes would, individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, consolidated results of operation or liquidity nor, to the Company's knowledge, is any such litigation currently threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.


     Executive Officers and Key Employees of the Company at June 13, 2001


Name                              Age                 Positions
----                              ---                 ---------

Robert E. Harrison                 47    President and Chief Executive Officer
Alfred F. Rehm                     52    President - Tobacco Division
Paul H. Bicque                     57    Managing Director - Wool Division
Henry C. Babb                      56    Vice President - Public Affairs, General Counsel
                                           and Secretary
Ery W. Kehaya, II                  49    Vice President, and Tobacco Division
                                           Regional Manager - North America
Michael K. McDaniel                51    Vice President-Human Resources
Robert A. Sheets                   46    Vice President and Chief Financial Officer
Keith H. Merrick                   46    Vice President and Treasurer
Hampton R. Poole, Jr.              49    Vice President and Controller
Timothy S. Price                   42    Vice President - Business Planning
                                           and Development
Krishnamurthy Rangarajan           58    Vice President and Assistant Secretary

     Information concerning executive officers who are also directors is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2001 which, except for the material under the headings "Compensation Committee Report" and "Performance Graph" is incorporated herein by reference and made a part hereof. Business experience during the past five years of other executive officers and key employees is set forth below:

     Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President - Sales of the Tobacco Division since February 1995. He joined the Company in 1978 and his 33 year career in the tobacco industry includes experience in all phases of the leaf department.

     Paul H. Bicque has served as Managing Director of the Wool Division since December 1995. From 1992 to December 1995, he served as a Commercial Director of the Wool Division

     Henry C. Babb joined the Company in December 1997 as Vice President -Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining the Company, Mr. Babb practiced law for 28 years, including 27 years as a partner with a law firm in Wilson, North Carolina.

     Ery W. Kehaya, II was appointed Vice President and Regional Manager, North America of the Tobacco Division in 1998. He had been named Tobacco Division Vice President - Operations in 1995 and Sales Director in 1993, and has been a Corporate Vice President since 1992.

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

     Hampton R. Poole, Jr. was appointed Vice President in 1996 and has served as Controller of the Company since 1993. He joined the Company in 1984 and is a Certified Public Accountant.

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

     The above persons have been appointed for terms continuing until the Board of Directors meeting following the Annual Meeting of Shareholders on August 14, 2001 or until their successors have been duly elected and qualified.

                                    PART II

ITEM 5   -   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

ITEM 6   -   SELECTED FINANCIAL DATA

ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

ITEM 7A  -   QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK


     The information called for by Items 5, 6, 7 and 7A is contained in the Company's 2001 Annual Report to Shareholders as detailed below and incorporated herein by reference and made a part hereof.

  Item                Caption in Annual Report                         Page No.
  ----                ------------------------                         --------

   5                  Quarterly Financial Data (Unaudited)`                34
   6                  Selected Financial Data                              33
7 and 7A              Management's Discussion and Analysis of
                       Results of Operations and Financial Condition     5-10

ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The data appearing on pages 13 through 33 of the Company's 2001 Annual Report to Shareholders, and the Independent Auditors' Report on page 11, are incorporated herein by reference and made a part hereof.

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

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11 -  EXECUTIVE COMPENSATION

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 14, 2001 and is incorporated herein by reference, except for the material under the heading "Compensation Committee Report" and "Performance Graph." The information concerning executive officers who are not directors of the Company follows Item 4 of Part I of this Report.

                                    PART IV

ITEM 14 -  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

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

     (b)   Reports on Form 8-K: March 31, 2001.



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

               (v) There is incorporated herein by reference the Fourth Supplemental Agreement dated May 18, 1999 between the Company and certain subsidiaries and Deutsche Bank A.G. et al filed as Exhibit 4(I) for the quarter ended June 30, 1999 which amends 4(ii), (iii) and (iv) above.

               (vi) There is incorporated herein by reference the Fifth
                    Supplemental Agreement dated May 15, 2000 between the Company and certain subsidiaries and Deutsche Bank A.G. et al filed as Exhibit 4(I) for the quarter ended June 30, 2000 which amends 4(ii), (iii), (iv) and (v) above.

          10. (i) There is incorporated herein by reference the Company's Performance Improvement Compensation Plan filed as Exhibit 10 to the Company's Report on Form 10-K for the year ended March 31, 1993.

               (ii) There is incorporated herein by reference the Agreement dated as of March 24, 1998 between the Company and Robert E. Harrison filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3 dated May 8, 1998.

               4) There is incorporated herein by reference the Agreement dated as of December 1997 between the Company and Henry C. Babb filed as exhibit 10.3 to the Company's Report on Form 10-K for the year ended March 31, 1999.

               5) There is incorporated by reference the Agreement dated as of August 1998 between the Company and Paul H. Bique filed as exhibit 10.4 to the Company's Report on Form 10K for the year ended March 31, 1999.


          11.  Computation of Earnings per Common Share.

          13. The Company's Annual Report to Shareholders for the year ended March 31, 2001 which, except for information expressly incorporated by reference into Items 5, 6, 7, 7A and 8 is not deemed to be "filed" as a part of this Report.

          21.  List of subsidiaries.

          23.  Consent of Independent Public Accountants.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Standard has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STANDARD COMMERCIAL CORPORATION

                   By:      /s/ Robert E Harrison
                       ---------------------------------------------------------
June 13, 2001           Robert E Harrison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 13, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Robert E Harrison                                                          President, and Director
--------------------------------------------------
Robert E Harrison                                                           (Principal Executive Officer)

/s/ Robert A Sheets                                                  Vice President and Chief Financial Officer
--------------------------------------------------
Robert A Sheets                                                     (Principal Financial and Accounting Officer)

/s/ J Alec G Murray                                                      Chairman of the Board of Directors
--------------------------------------------------
J Alec G Murray

/s/ Marvin W Coghill                                                                  Director
--------------------------------------------------
Marvin W Coghill

/s/ William A Ziegler                                                                 Director
--------------------------------------------------
William A Ziegler

/s/ William S Barrack Jr                                                              Director
--------------------------------------------------
William S Barrack Jr

/s/ Charles H Mullen                                                                  Director
--------------------------------------------------
Charles H Mullen

/s/ Daniel M Sullivan                                                                 Director
--------------------------------------------------
Daniel M Sullivan

/s/ William S Sheridan                                                                Director
--------------------------------------------------
William S Sheridan

/s/ B Clyde Preslar                                                                   Director
--------------------------------------------------
B Clyde Preslar

/s/ Mark W Kehaya                                                                     Director
--------------------------------------------------
Mark W Kehaya

Independent Auditors' Report


To the Board of Directors and Shareholders of Standard Commercial Corporation

We have audited the consolidated financial statements of Standard Commercial Corporation as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated June 8, 2001; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standard Commercial Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 8, 2001

STANDARD COMMERCIAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at      Charged to   Charged to         Deductions       Balance at
                                                 Beginning       Costs and      Other                              End of
                                                 Of Period       Expenses     Accounts          See Note A         Period
Year ended March 31, 1999
Deducted from asset accounts

Allowance for doubtful accounts.........        $ 4,535,160     $   891,348   $     -           $  423,240      $ 5,003,268
Inventory...............................          4,969,927       7,038,223         -            1,324,561       10,683,589
                                                ---------------------------------------------------------------------------

   Total................................        $ 9,505,087     $ 7,929,571   $     -           $1,747,801      $15,686,857
                                                ===========================================================================


Year ended March 31, 2000
Deducted from asset accounts

Allowance for doubtful accounts.........        $ 5,003,268     $ 2,282,998   $     -           $  720,157      $ 6,566,109
Inventory...............................         10,683,589       3,701,344         -            2,338,796       12,046,137
                                                ---------------------------------------------------------------------------


   Total................................        $15,686,857     $ 5,984,342   $     -           $3,058,953      $18,612,246
                                                ===========================================================================


Year ended March 31, 2001
Deducted from asset accounts

Allowance for doubtful accounts.........        $ 6,566,109     $ 2,974,088   $     -           $3,293,804      $ 6,246,393
Inventory...............................         12,046,137       4,385,335         -            2,890,735       13,540,737
                                                ---------------------------------------------------------------------------

   Total................................        $18,612,246     $ 7,359,423   $     -           $6,184,539      $19,787,130
                                                ===========================================================================