Form 10-Q
period 2001-06-30
STANDARD COMMERCIAL CORP
filed 2001-08-08
CIK 93319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2001


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


On August 2, 2001 the registrant had outstanding 13,265,005 shares of Common Stock ($.20 par value).


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
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)


                                                                             June  30          March  31
                                                                        ------------------     ---------
                                                                           2001      2000        2001
                                                                        --------   --------    --------
                                                                            (unaudited)
ASSETS
Cash..................................................................  $ 37,378   $ 29,245    $ 38,560
Receivables...........................................................   194,146    201,214     217,153
Inventories...........................................................   278,372    377,427     252,032
Prepaid expenses......................................................     3,493      7,092       1,778
Marketable securities.................................................       517        988         540
                                                                        --------   --------    --------

  Current assets......................................................   513,906    615,966     510,063

Property, plant and equipment.........................................   133,507    146,634     135,166
Investment in affiliates..............................................    10,098     16,078       9,978
Other assets..........................................................    40,975     47,270      37,723
                                                                        --------   --------    --------

  Total assets........................................................  $698,486   $825,948    $692,930
                                                                        ========   ========    ========

LIABILITIES
Short-term borrowings.................................................  $168,824   $270,886    $151,602
Current portion of long-term debt.....................................     9,601     10,150       9,311
Accounts payable......................................................   130,088    131,552     140,913
Taxes accrued.........................................................     6,017      9,784       9,213
                                                                        --------   --------    --------

  Current liabilities.................................................   314,530    422,372     311,039

Long-term debt........................................................   135,270    129,506     134,752
Convertible subordinated debentures...................................    51,652     69,000      51,652
Retirement and other benefits.........................................    19,865     21,300      19,942
Deferred taxes........................................................     5,827      6,029       5,298
                                                                        --------   --------    --------

  Total liabilities...................................................   527,144    648,207     522,683
                                                                        --------   --------    --------

MINORITY INTERESTS....................................................        60     27,402          54
                                                                        --------   --------    --------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,880,322 (June 00 - 15,622,256; Mar 01 - 15,875,611)........     3,188      3,124       3,175
Additional paid-in capital............................................   105,271    103,038     104,198
Unearned restricted stock plan compensation...........................    (2,600)    (1,447)     (1,799)
Treasury shares, 2,617,707 (June 00 - 2,617,707; Mar 01 - 2,617,707)..    (4,250)    (4,250)     (4,250)
Retained earnings.....................................................   120,302     98,215     117,248
Accumulated other comprehensive income................................   (50,629)   (48,341)    (48,379)
                                                                        --------   --------    --------

  Total shareholders' equity..........................................   171,282    150,339     170,193
                                                                        --------   --------    --------

  Total liabilities and equity........................................  $698,486   $825,948    $692,930
                                                                        ========   ========    ========


The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share data; unaudited)



                                                          Three months ended
                                                              June 30
                                                              -------
                                                           2001       2000
                                                         --------   --------

Sales - tobacco......................................... $170,280   $138,731
      - nontobacco......................................   50,898     61,153
                                                         --------   --------

 Total sales............................................  221,178    199,884

Cost of sales
  -  Materials, services and supplies...................  188,787    167,867
  -  Interest...........................................    5,490      6,041
                                                         --------   --------

     Gross profit.......................................   26,901     25,976
Selling, general and administrative expenses............   19,021     19,550
Other interest expense..................................    1,912      1,844
Other income (expense) - net............................    1,191        287
                                                         --------   --------

     Income before taxes................................    7,159      4,869
Income taxes............................................    3,456      2,624
                                                         --------   --------

     Income after taxes.................................    3,703      2,245
Minority interests......................................        -       (668)
Equity in earnings of affiliates........................       14        111
                                                         --------   --------

     Net income.........................................    3,717      1,688

Retained earnings at beginning of period................  117,248     97,177
Common stock dividends..................................     (663)      (650)
                                                         --------   --------

Retained earnings at end of period...................... $120,302   $ 98,215
                                                         ========   ========

Earnings per common share
 Basic and diluted - net................................    $0.28      $0.13
                   - average shares outstanding.........   13,261     12,999
Dividend declared per common share......................    $0.05      $0.05



The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)




                                                                        Three months ended
                                                                             June 30
                                                                             -------
                                                                        2001         2000
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income........................................................   $  3,717     $  1,688
 Depreciation and amortization....................................      5,213        5,451
 Minority interests...............................................          -          668
 Deferred income taxes............................................        560         (491)
 Undistributed earnings of affiliates net of dividends received...        (14)         (74)
 Loss/(gain) on disposition of property, plant and equipment......       (130)           6
 Other............................................................     (1,221)          88
                                                                      --------------------
                                                                        8,125        7,336
Net changes in working capital other than cash
 Receivables......................................................     16,268       21,223
 Inventories......................................................    (28,076)     (37,859)
 Current payables.................................................    (13,638)       1,537
                                                                      --------------------

CASH USED FOR OPERATING ACTIVITIES................................    (17,321)      (7,763)
                                                                      --------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions.........................     (3,658)      (4,976)
                              - dispositions......................        208           73
Business acquisitions.............................................          -           (3)
                                                                      --------------------

CASH USED FOR INVESTING ACTIVITIES................................     (3,450)      (4,906)
                                                                      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings...............................     17,222        8,827
Proceeds from long-term borrowings................................      4,136        2,138
Repayment of long-term borrowings.................................     (2,854)      (7,456)
Other.............................................................      1,085           56
                                                                      --------------------

CASH PROVIDED BY FINANCING ACTIVITIES.............................     19,589        3,565
                                                                      --------------------

Decrease in cash for period.......................................     (1,182)      (9,104)
Cash at beginning of period.......................................     38,560       38,349
                                                                      --------------------

CASH AT END OF PERIOD.............................................   $ 37,378     $ 29,245
                                                                      ====================

Cash payments for - interest......................................   $  3,566     $  5,722
                  - income taxes..................................   $  5,352     $  3,126




The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 2001. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.


2. INVENTORIES
                                       June 30           March 31
                                       -------           --------
   (In thousands)                  2001       2000           2001
                                   ----       ----           ----
   Tobacco                     $216,496   $317,161       $183,021
   Nontobacco                    61,876     60,266         69,011
                               --------   --------       --------

    Total                      $278,372   $377,427       $252,032
                               ========   ========       ========

3. COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                                                 June 30
                                                                 -------
                                                              2001      2000
                                                              ----      ----
 (In thousands)
 Net income                                                $  3,717   $  1,688
 Other comprehensive income:
 Translation adjustment                                      (2,200)        13
 Cumulative effect of change in accounting for
  derivative financial instruments                           (2,067)         0
 Decrease in derivative financial instruments                 2,017          0
                                                           --------   --------

 Total comprehensive income                                $  1,467   $  1,701
                                                           ========   ========


4. EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. In computing the diluted per-share amounts, the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures and the exercise of outstanding stock options were not included because they would be antidilutive.

5. SEGMENT INFORMATION
The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income were as follows:


                                                                 June 30
                                                                 -------
                                                             2001       2000
                                                             ----       ----
(In thousands)
Sales
  Tobacco                                                  $170,280   $138,731
  Nontobacco                                                 50,898     61,153
                                                           --------   --------
                                                           $221,178   $199,884
                                                           --------   --------

Net income
 Tobacco                                                   $  3,599   $  1,363
 Nontobacco                                                     118       325
                                                           --------   --------
                                                           $  3,717   $  1,688
                                                           --------   --------

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

6. DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establish new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the quarter ended June 30, 2001 the Company recorded a cumulative effect loss adjustment of $2,067, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments.

The Company's derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company's foreign currency forward contracts at June 30, 2001 was not material.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 142 on April 1, 2002 and is in the process of evaluating the impact of this pronouncement.

8. SENIOR NOTES

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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 2001 (In thousands.)



                                           Standard
                                          Commercial      Standard                      Other
                                          Tobacco Co.     Commercial     Standard     Subsidiaries
                                             Inc.       Corporation     Wool Inc.       (Non-
                                           (Issuer)     (Guarantor)    (Guarantor)   Guarantors)   Eliminations    Total
                                          ---------------------------------------------------------------------------------
Assets
Cash                                        $ 12,000           $ 12          $ 48       $ 25,318          $ -       37,378
Receivables                                   15,870             17             7        178,252            -      194,146
Intercompany receivables                     157,879          2,619            36         18,519     (179,053)           -
Inventories                                   62,658              -             -        215,714            -      278,372
Prepaid expenses                                 285              -             1          3,207            -        3,493
Marketable securities                              -              1             -            516            -          517
                                          ---------------------------------------------------------------------------------

    Current assets                           248,692          2,649            92        441,526     (179,053)     513,906

Property, plant and equipment                 20,207              -            12        113,288            -      133,507
Investment in subsidiaries                    93,383        206,874        28,517        149,260     (478,034)           -
Investment in affiliates                           -              -             -         10,098            -       10,098
Other noncurrent assets                          295          9,730             -         30,950            -       40,975
                                          ---------------------------------------------------------------------------------

    Total assets                            $362,577       $219,253       $28,621       $745,122    ($657,087)    $698,486
                                          =================================================================================

Liabilities
Short-term borrowings                          $ 542            $ -           $ -      $ 168,282          $ -    $ 168,824
Current portion of long-term debt                  -              -             -          9,601            -        9,601
Accounts payable                              15,056          2,145             7        112,880            -      130,088
Intercompany accounts payable                 28,998            627         1,551        147,877     (179,053)           -
Taxes accrued                                 17,675         (7,854)            -         (3,804)           -        6,017
                                          ---------------------------------------------------------------------------------

    Current liabilities                       62,271         (5,082)        1,558        434,836     (179,053)     314,530

Long-term debt                               115,000              -             -         20,270            -      135,270
Convertible subordinated debentures                -         51,652             -              -            -       51,652
Retirement and other benefits                  9,532            848             -          9,485            -       19,865
Deferred taxes                                (1,302)        (1,619)            -          8,748            -        5,827
                                          ---------------------------------------------------------------------------------

    Total liabilities                        185,501         45,799         1,558        473,339     (179,053)     527,144

Minority interests                                 -              -             -             60            -           60

Shareholders' equity
Common stock                                     993          3,188        32,404        155,220     (188,617)       3,188
Additional paid-in capital                   130,860        105,271             -         60,564     (191,424)     105,271
Unearned restricted stock
    plan compensation                           (751)          (428)          (14)        (1,407)           -       (2,600)
Treasury stock at cost                             -         (4,250)            -              -            -       (4,250)
Retained earnings                             69,434        120,302         8,439        107,975     (185,848)     120,302
Accumulated other comprehensive income       (23,460)       (50,629)      (13,766)       (50,629)      87,855      (50,629)
                                          ---------------------------------------------------------------------------------

    Total shareholders' equity               177,076        173,454        27,063        271,723     (478,034)     171,282
                                          ---------------------------------------------------------------------------------

    Total liabilities and equity            $362,577       $219,253       $28,621       $745,122    ($657,087)    $698,486
                                          =================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 2001
(In thousands.)



                                            Standard
                                           Commercial      Standard                      Other
                                           Tobacco Co.    Commercial     Standard    Subsidiaries
                                              Inc.        Corporation   Wool Inc.        (Non-
                                            (Issuer)      (Guarantor)  (Guarantor)    Guarantors)  Eliminations     Total
                                         ----------------------------------------------------------------------------------
Sales                                      $ 47,651           $ -         $ 45       $ 238,648     $ (65,166)     $221,178
Cost of sales:
  Materials services and supplies            39,446             -            -         214,507       (65,166)      188,787
  Interest                                    1,564             -            -           3,926             -         5,490
                                         ----------------------------------------------------------------------------------

  Gross profit                                6,641             -           45          20,215             -        26,901
Selling, general &
   administrative expenses                    2,658         1,431           51          14,881             -        19,021
Other interest expense                        1,886         1,005            -            (979)            -         1,912
Other income (expense) net                    2,281           389            -          (1,479)            -         1,191
                                         ----------------------------------------------------------------------------------

  Income (loss) before taxes                  4,378        (2,047)          (6)          4,834             -         7,159
Income taxes                                  1,489          (700)           -           2,667             -         3,456
                                         ----------------------------------------------------------------------------------

  Income (loss) after taxes                   2,889        (1,347)          (6)          2,167             -         3,703
Minority interests                                -             -            -               -             -             -
  Equity in earnings of affiliates                -             -            -              14             -            14
  Equity in earnings of subsidiaries          2,057         5,064          124               -        (7,245)            -
                                         ----------------------------------------------------------------------------------

  Net income                                  4,946         3,717          118           2,181        (7,245)        3,717
Retained earnings at beginning
    of period                                64,488       117,248        8,321         105,794      (178,603)      117,248
Common stock dividends                            -          (663)           -               -             -          (663)
                                         ----------------------------------------------------------------------------------

  Retained earnings at end of period       $ 69,434      $120,302      $ 8,439       $ 107,975      (185,848)     $120,302
                                         ==================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 2001 (In thousands.)



                                              Standard
                                             Commercial      Standard                       Other
                                             Tobacco Co.    Commercial      Standard    Subsidiaries
                                                Inc.        Corporation    Wool Inc.       (Non-
                                              (Issuer)      (Guarantor)   (Guarantor)    Guarantors)  Eliminations  Total
                                           --------------------------------------------------------------------------------
Cash provided by (used in)
  operating activities                      $ 11,717       $    45         $    4       (29,087)       $    -     $(17,321)

Cash flows from investing activities
Property, plant and equipment
  - additions                                 (1,237)            -              -        (2,421)            -       (3,658)
  - disposals                                      -             -              -           208             -          208
Business (acquisitions) dispositions               -             -              -             -             -            -

                                           --------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                        (1,237)            -              -        (2,213)                    (3,450)
Cash flows from financing activities:
Proceeds from long-term borrowings                 -             -              -         4,136             -        4,136
Repayment of long-term borrowings                  -             -              -        (2,854)            -       (2,854)
Net change in short-term borrowings             (114)          (33)             -        17,369             -       17,222
Other                                          1,086             -              -            (1)            -        1,085
                                           --------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                           972           (33)             -        18,650             -       19,589

Increase (decrease) in cash for year          11,452            12              4       (12,650)            -       (1,182)
Cash at beginning of year                        548             -             44        37,968             -       38,560
                                           --------------------------------------------------------------------------------

Cash at end of year                         $ 12,000       $    12         $   48      $ 25,318             -     $ 37,378
                                           ================================================================================

Interest                                    $     37       $     -         $    -      $  3,529                   $  3,566
Income taxes                                     280         1,870              -         3,202                      5,352


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 2000 (In thousands.)


                                         Standard
                                         Commercial      Standard                       Other
                                         Tobacco Co.    Commercial     Standard      Subsidiaries
                                           Inc.        Corporation     Wool Inc.        (Non-
                                         (Issuer)      (Guarantor)    (Guarantor)    Guarantors)     Eliminations       Total
                                         --------      -----------    -----------    -----------     ------------       -----
Assets
Cash                                       $ 8,677            $ -          $ 39         $ 20,529            $ -        $ 29,245
Receivables                                 16,077          1,532            27          183,578              -         201,214
Intercompany receivables                    95,877         18,996            64           27,681       (142,618)              -
Inventories                                117,526              -             -          259,901              -         377,427
Prepaids and other                             148            350             1            6,593              -           7,092
Marketable securities                            -              1             -              987              -             988
                                         ---------------------------------------------------------------------------------------

    Current assets                         238,305         20,879           131          499,269       (142,618)        615,966

Property, plant and equipment               21,729              -            20          124,885              -         146,634
Investment in subsidiaries                  88,693        185,060        31,918          149,755       (455,426)              -
Investment in affiliates                         -              -             -           16,078              -          16,078
Other noncurrent assets                      1,158          9,567             -           36,545              -          47,270
                                         ---------------------------------------------------------------------------------------

    Total assets                          $349,885       $215,506       $32,069         $826,532      ($598,044)       $825,948
                                         =======================================================================================

Liabilities
Short-term borrowings                          $ -           $ 23           $ -        $ 270,863            $ -       $ 270,886
Current portion of long-term debt                -              -             -           10,150              -          10,150
Accounts payable                             9,961          2,388             -          119,203              -         131,552
Intercompany accounts payable               45,524             56         1,560           95,478       (142,618)              -
Taxes accrued                               14,178         (6,883)            -            2,489              -           9,784
                                         ---------------------------------------------------------------------------------------

    Current liabilities                     69,663         (4,416)        1,560          498,183       (142,618)        422,372

Long-term debt                             115,000              -             -           14,506              -         129,506
Convertible subordinated debentures              -         69,000             -                -              -          69,000
Retirement and other benefits                9,122            713             -           11,465              -          21,300
Deferred taxes                                (933)        (1,557)            -            8,519              -           6,029
                                         ---------------------------------------------------------------------------------------

    Total liabilities                      192,852         63,740         1,560          532,673       (142,618)        648,207

Minority interests                               -              -             -           27,402              -          27,402

Shareholders' equity
Common stock                                   993          3,124        32,404          155,217       (188,614)          3,124
Additional paid-in capital                 130,860        103,038             -           60,512       (191,372)        103,038
Unearned restricted stock
    plan compensation                         (502)           (20)           (6)            (919)             -          (1,447)
Treasury stock at cost                           -         (4,250)            -                -              -          (4,250)
Retained earnings                           47,386         98,215         6,385           99,988       (153,759)         98,215
Accumulated other comprehensive income     (21,704)       (48,341)       (8,274)         (48,341)        78,319         (48,341)
                                         ---------------------------------------------------------------------------------------

    Total shareholders' equity             157,033        151,766        30,509          266,457       (455,426)        150,339
                                         ---------------------------------------------------------------------------------------

    Total liabilities and equity          $349,885       $215,506       $32,069         $826,532      ($598,044)       $825,948
                                         =======================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 2000
(In thousands.)



                                       Standard
                                       Commercial       Standard                        Other
                                       Tobacco Co.     Commercial      Standard      Subsidiaries
                                          Inc.        Corporation     Wool Inc.         (Non-
                                        (Issuer)      (Guarantor)    (Guarantor)     Guarantors)     Eliminations     Total
                                        --------      -----------    -----------     -----------     ------------     -----
Sales                                     $ 43,493            $ -           $ 40        $ 208,752       $(52,401)    $199,884
Cost of sales:
  Materials services and supplies           34,281              -              -          185,987        (52,401)     167,867
  Interest                                     851              -              -            5,190              -        6,041
                                       --------------------------------------------------------------------------------------

  Gross profit                               8,361              -             40           17,575              -       25,976
Selling, general &
   administrative expenses                   2,524            848             50           16,128              -       19,550
Other interest expense                         200          1,319              -              325              -        1,844
Other income (expense) net                     205            (11)             -               93              -          287
                                       --------------------------------------------------------------------------------------

  Income (loss) before taxes                 5,842         (2,178)           (10)           1,215              -        4,869
Income taxes                                 1,987           (740)             -            1,377              -        2,624
                                       ---------------------------------------------------------------------------------------

  Income (loss) after taxes                  3,855         (1,438)           (10)            (162)             -        2,245
Minority interests                               -              -              -             (668)             -         (668)
  Equity in earnings of affiliates               -              -              -              111              -          111
  Equity in earnings of subsidiaries        (1,180)         3,126            461                -         (2,407)           -
                                       --------------------------------------------------------------------------------------

  Net income                                 2,675          1,688            451             (719)        (2,407)       1,688
Retained earnings at beginning
    of period                               44,711         97,177          5,934          100,707       (151,352)      97,177
Common stock dividends                           -           (650)             -                -              -         (650)
                                       --------------------------------------------------------------------------------------

  Retained earnings at end of period      $ 47,386       $ 98,215        $ 6,385         $ 99,988      $(153,759)    $ 98,215
                                       ======================================================================================


STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 2000 (In thousands.)



                                           Standard
                                          Commercial       Standard                         Other
                                         Tobacco Co.      Commercial       Standard     Subsidiaries
                                             Inc.         Corporation     Wool Inc.         (Non-
                                           (Issuer)       (Guarantor)    (Guarantor)     Guarantors)    Eliminations     Total
                                        -----------------------------------------------------------------------------------------
Cash provided by (used in)
  operating activities                     $ 21,214          $ (143)          $ (3)      $ (28,831)           $ -     $ (7,763)

Cash flows from investing activities
Property, plant and equipment
  - additions                                  (253)              -              -          (4,723)             -       (4,976)
  - disposals                                     -               -              -              73              -           73
Business (acquisitions) dispositions              -               -              -              (3)             -           (3)

                                        ---------------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                         (253)              -              -          (4,653)                     (4,906)
Cash flows from financing activities:
Proceeds from long-term borrowings                -               -              -           2,138              -        2,138
Repayment of long-term borrowings            (2,940)              -              -          (4,516)             -       (7,456)
Net change in short-term borrowings         (10,212)             23              -          19,016              -        8,827
Dividends received ( paid)                        -               -              -               -              -            -
Other                                            56               -              -               -              -           56
                                        ---------------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                      (13,096)             23              -          16,638              -        3,565

Increase (decrease) in cash for year          7,865            (120)            (3)        (16,846)             -       (9,104)
Cash at beginning of year                       812             120             42          37,375              -       38,349
                                        ---------------------------------------------------------------------------------------

Cash at end of year                        $  8,677          $    -           $ 39       $  20,529            $ -     $ 29,245
                                        =======================================================================================

 Interest                                  $    278          $    -           $  -       $   5,444                    $  5,722
 Income taxes                              $    480          $  572           $  -       $   2,074                    $  3,126


ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the quarter ended June 30, 2001 were $221.2 million, an increase of 10.7% from a year earlier. Sales of $170.3 million for the tobacco division were up 22.7% from the corresponding period in 2000. Volumes were 32.5% higher than last year due primarily to increases from Africa, Far East, Europe, CIS and South America. In South America the volume increase was mainly from Brazil, where our second processing line is now fully operational. In year 2000 the volumes and sales were affected by delayed crops in Brazil and Malawi and a delay in tobacco delivery to the auction floors during the early part of the season in Zimbabwe. Average sales prices were the same as the prior year's first quarter. Wool sales of $50.9 million were 16.8% lower and the volume decreased by 8.8%. This was largely due to lower demand in Europe where the spinners reacted to high wool prices and drought in Western Australia.

Gross profit for the quarter of $26.9 million improved 3.6% from the 2000 quarter due primarily to favorable market conditions in the tobacco segment. The wool division gross profits were lower than the corresponding prior year period. Gross margins were lower in the current quarter because the prior year period had higher tobacco processing income where the margins are higher and better margins in the wool segment from the firming of wool markets. Selling, general and administrative expenses decreased due to cost saving programs in both divisions. Prior year period selling general and administrative expenses included our Greek subsidiary company, which was traded for the remaining 49% interest in our Turkish operation during fiscal 2001. Other income in the current period included insurance recoveries of $0.5 million, gain on disposition of assets of $0.1 million and interest income of $0.6 million versus a small loss on disposition of assets and interest income of $0.4 million in the prior year quarter.

The effective tax rate was 48.3% in the current quarter versus 53.9% in the June 2000 quarter. This was mainly due to differences in tax rates and tax credits not utilizable in certain areas where losses are incurred. There is no income attributable to minority shareholders in the current quarter because of the swap of the Greek and Turkish operations.

Net income was $3.7 million, or $0.28 per share on a basic and diluted basis with 13.3 million average shares outstanding, versus $1.7 million, or $0.13 per share on 13.0 million shares outstanding for the June 2000 quarter.

Liquidity and Capital Resources
Working capital at June 30, 2001 was $199.4 million, compared to $193.6 million a year earlier. Most of the increase was due to the higher net income in tobacco business. Capital expenditures during the 2001 quarter of $3.7 million consisted of routine expenditures of $3.0 million and $0.7 million in the tobacco and wool divisions, respectively. Cash used in operating activities during the first quarter totaled $17.3 million mainly due to increases in inventories and payables since March 31, 2001, which is to a certain extent offset by reduction in receivables. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of deliveries to customers.

On June 7, 2001, the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The amount of the facility was decreased from $250.0 million to $230.0 million. The maturity date was extended to July 31, 2002 to July 31, 2003. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Debt agreements to which the Company and its subsidiaries are parties contain financial covenants, that could restrict payment of cash dividends. Under its most restrictive covenant, the Company had approximately $10.0 million of retained earnings available for distribution as dividends at June 30, 2001.

Forward-Looking Statements
Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management's current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions. More information regarding these factors is contained in the Company's other SEC filings, copies of which are available upon request from the Company. The Company assumes no obligation to update any of these forward-looking statements.

                          PART II - OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. The following exhibits are filed as a part of this report:

           4 (i) Sixth Supplemental Agreement dated June 7, 2001 between the
                 Company and certain subsidiaries and Deutsche Bank A.G. et al.

           11    Computation of Earnings per Common Share.

        b. The Company filed one current report on Form 8-K during the quarter, on April 9, 2001 to report an announcement regarding its earnings estimates.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 8, 2001
                                STANDARD COMMERCIAL CORPORATION
                                         (Registrant)



                                By  /s/  Robert E Harrison
                                    ----------------------
                                    Robert E Harrison
                                    President, Chief Executive Officer



                                By  /s/  Robert A Sheets
                                    --------------------------
                                    Robert A Sheets
                                    Vice President and Chief Financial Officer


                                      -15