Form 10-Q
period 2001-09-30
STANDARD COMMERCIAL CORP
filed 2001-11-07
CIK 93319

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended SEPTEMBER 30, 2001


                         Commission file number 1-9875


                                [LOGO] Standard

                        STANDARD COMMERCIAL CORPORATION


Incorporated under the laws of                             I.R.S. Employer
       North Carolina                              Identification No. 13-1337610


                2201 Miller Road, Wilson, North Carolina  27893

                         Telephone Number 252-291-5507







On November 1, 2001 the registrant had outstanding 13,340,589 shares of Common Stock ($.20 par value).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.



                                             YES   X         NO ______
                                                 -----

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                         September 30     March 31
                                                                    -------------------   --------
                                                                        2001       2000       2001
                                                                        ----       ----       ----
                                                                          (unaudited)
ASSETS
Cash..............................................................  $ 22,609   $ 23,703   $ 38,560
Receivables.......................................................   208,319    195,295    217,153
Inventories.......................................................   294,685    343,731    252,032
Prepaid expenses..................................................     4,346      9,160      1,778
Marketable securities.............................................       554        535        540
                                                                    ------------------------------

  Current assets..................................................   530,513    572,424    510,063

Property, plant and equipment.....................................   134,343    142,140    135,166
Investment in affiliates..........................................    10,115     15,644      9,978
Other assets......................................................    36,688     45,171     37,723
                                                                    ------------------------------

  Total assets....................................................  $711,659   $775,379   $692,930
                                                                    ==============================

LIABILITIES
Short-term borrowings.............................................  $149,634   $255,238   $151,602
Current portion of long-term debt.................................    10,269      9,982      9,311
Accounts payable..................................................   147,513    103,283    140,913
Taxes accrued.....................................................    11,063     10,284      9,213
                                                                    ------------------------------

  Current liabilities.............................................   318,479    378,787    311,039

Long-term debt....................................................   128,144    127,866    134,752
Convertible subordinated debentures...............................    51,652     66,500     51,652
Retirement and other benefits.....................................    20,010     21,105     19,942
Deferred taxes....................................................     5,943      5,632      5,298
                                                                    ------------------------------

  Total liabilities...............................................   524,228    599,890    522,683
                                                                    ------------------------------

MINORITY INTERESTS................................................        50     26,670         54
                                                                    ------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
 Issued 15,956,745 (Sept. 00 - 15,788,188; Mar. 01 - 15,875,611)..     3,191      3,128      3,175
Additional paid-in capital........................................   105,444    103,115    104,198
Unearned restricted stock plan compensation.......................    (2,451)    (1,308)    (1,799)
Treasury shares, 2,617,707........................................    (4,250)    (4,250)    (4,250)
Retained earnings.................................................   132,735    103,220    117,248
Accumulated other comprehensive income............................   (47,288)   (55,086)   (48,379)
                                                                    ------------------------------

  Total shareholders' equity......................................   187,381    148,819    170,193
                                                                    ------------------------------

  Total liabilities and equity....................................  $711,659   $775,379   $692,930
                                                                    ==============================

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

                                                                     Second quarter ended              Six months ended
                                                                             September 30                  September 30
                                                                  -----------------------       -----------------------
                                                                      2001           2000           2001           2000
                                                                      ----           ----           ----           ----
Sales  - tobacco............................................      $202,999       $208,179       $373,279       $346,910
       - nontobacco.........................................        42,541         44,485         93,439        105,638
                                                                  --------       --------       --------       --------

  Total sales...............................................       245,540        252,664        466,718        452,548

Cost of sales  - materials, services and supplies...........       197,733        213,803        386,520        381,670
               - interest...................................         5,288         10,747         10,778         16,788
                                                                  --------       --------       --------       --------

  Gross profit..............................................        42,519         28,114         69,420         54,090
Selling, general and administrative expenses................        17,174         18,732         36,195         38,282
Other interest expense......................................         2,717          1,807          4,629          3,651
Other income (expense) - net................................           871            394          2,062            681
                                                                  --------       --------       --------       --------

  Income before taxes.......................................        23,499          7,969         30,658         12,838
Income taxes................................................       (10,488)        (2,956)       (13,944)        (5,580)
                                                                  --------       --------       --------       --------

  Income after taxes........................................        13,011          5,013         16,714          7,258
Minority interests..........................................             0             24              0           (644)
Equity in earnings of affiliates............................           106            (20)           120             91
                                                                  --------       --------       --------       --------

  Income before extraordinary (loss)/gain...................        13,117          5,017         16,834          6,705
Extraordinary (loss)/gain due to buyback of Senior notes/
Convertible subordinated debentures, net of income tax
   of $9 (Sept.00 $329,000).................................           (17)           639            (17)           639
                                                                  --------       --------       --------       --------

  Net income................................................        13,100          5,656         16,817          7,344

Retained earnings at beginning of period....................       120,302         98,215        117,248         97,177
Common stock dividends......................................          (667)          (651)        (1,330)        (1,301)
                                                                  --------       --------       --------       --------

Retained earnings at end of period..........................      $132,735       $103,220       $132,735       $103,220
                                                                  ========       ========       ========       ========

Earnings per common share
Basic.......................................................
  Income before extraordinary gain..........................      $   0.99       $   0.38       $   1.27       $   0.51
  Extraordinary gain........................................      $   0.00       $   0.05       $   0.00       $   0.05
                                                                  --------       --------       --------       --------
  Net income................................................      $   0.99       $   0.43       $   1.27       $   0.56
                                                                  --------       --------       --------       --------
     - average shares outstanding...........................        13,313         13,065         13,287         13,032
Diluted.....................................................
  Income before extraordinary gain..........................      $   0.91       $   0.38       $   1.19       $   0.51
  Extraordinary gain........................................      $   0.00       $   0.05       $   0.00       $   0.05
                                                                  --------       --------       --------       --------
  Net income................................................      $   0.91       $   0.43       $   1.19       $   0.56
                                                                  --------       --------       --------       --------
     - average shares outstanding...........................        15,155         15,386         15,126         15,367

Dividends paid per common share                                   $   0.05       $   0.05       $   0.10       $   0.10

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

                                                                                               Six months ended
                                                                                                   September 30
                                                                            -----------------------------------
                                                                                        2001               2000
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income...........................................................               $ 16,817           $  7,344
  Depreciation and amortization......................................                  9,832             10,749
  Minority interests.................................................                      0                644
  Deferred income taxes..............................................                    622               (682)
  Undistributed earnings of affiliates net of dividends received.....                   (106)               (31)
  Loss/(gain) on buyback of senior notes/subordinated debentures.....                     17               (639)
  Gain on disposition of property, plant and equipment...............                   (279)              (114)
  Other..............................................................                 (1,384)               (82)
                                                                            -----------------------------------
                                                                                      25,519             17,189
Net changes in working capital other than cash
  Receivables........................................................                  8,346             18,789
  Inventories........................................................                (41,028)           (11,202)
  Current payables...................................................                  5,998            (15,122)
                                                                            -----------------------------------

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.....................                 (1,165)             9,654
                                                                            -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment - additions............................                 (7,197)            (7,806)
                              - dispositions.........................                    377                254
Business (acquisitions) dispositions.................................                     48                 12
                                                                            -----------------------------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.....................                 (6,772)            (7,540)
                                                                            -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings..................................                 (1,968)            (6,821)
Proceeds from long-term borrowings...................................                  4,850              5,491
Repayment of long-term borrowings....................................                 (8,810)           (12,404)
Buyback of senior notes/convertible subordinated debentures..........                 (2,017)            (1,861)
Dividends paid.......................................................                 (1,330)            (1,301)
Other................................................................                  1,261                136
                                                                            -----------------------------------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES.....................                 (8,014)           (16,760)
                                                                            -----------------------------------

Decrease in cash for period..........................................                (15,951)           (14,646)
Cash at beginning of period..........................................                 38,560             38,349
                                                                            -----------------------------------

CASH AT END OF PERIOD................................................               $ 22,609           $ 23,703
                                                                            ===================================

Cash payments for - interest.........................................               $ 13,741           $ 19,387
                  - income taxes.....................................               $ 10,548           $  5,181

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 2001. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2. INVENTORIES

                                              September 30                 March 31
                                   ---------------------------------       --------
          (In thousands)                    2001             2000              2001
                                            ----             ----              ----
          Tobacco                       $228,529         $282,744          $183,021
          Nontobacco                      66,156           60,987            69,011
                                        --------         --------          --------

          Total                         $294,685         $343,731          $252,032
                                        ========         ========          ========

3. COMPREHENSIVE INCOME
 The components of comprehensive income/(loss) were as follows:

                                                                        Quarter ended                 Six months ended
                                                                         September 30                 September 30
                                                                         ------------                 ------------
                                                                       2001          2000        2001                   2000
                                                                       ----          ----        ----                   ----
(In thousands)
 Net income                                                        $ 13,100      $  5,656        $ 16,817            $ 7,344
 Other comprehensive income:
 Translation adjustment                                               3,341        (6,745)          1,091             (6,732)
 Cumulative effect of change in accounting
  for derivative financial instruments                                    0             0          (2,067)                 0
 Derivative financial instruments                                       290             0           2,308                  0
                                                                   --------      --------        --------            -------

 Total comprehensive income (loss)                                 $ 16,731      $ (1,089)       $ 18,149            $   612
                                                                   ========      ========        ========            =======

4. SEGMENT INFORMATION

The company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income/(loss) are as follows:

                                        Quarter ended                    Six months ended
                                        September 30                     September 30
                                        ------------                     ------------
                                          2001            2000             2001            2000
                                          ----            ----             ----            ----
(In thousands)

Sales
 Tobacco                                $202,999        $208,179       $373,279        $346,910
 Nontobacco                               42,541          44,485         93,439         105,638
                                        --------        --------       --------        --------
                                        $245,540        $252,664       $466,718        $452,548
                                        ========        ========       ========        ========

Net income (loss)
Tobacco                                 $ 13,878        $  5,456       $ 17,477        $  6,819
Nontobacco                                  (778)            200           (660)            525
                                        --------        --------       --------        --------
                                        $ 13,100        $  5,656       $ 16,817        $  7,344
                                        ========        ========       ========        ========

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standard No.128. The diluted earnings per share include the effect of the convertible subordinated debentures which if converted would have increased the weighted average number of shares and net income applicable to common stock. The weighted number of shares were further increased by the employee stock options.

6. DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative
instruments and hedge transactions involving derivatives.   SFAS No. 133 also
requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the six months ended September 30, 2001 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments.

The Company's derivative usage is principally foreign currency forwards.   These
contracts typically have maturities of less than one year.   As a matter of
policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company's foreign currency forward contracts at September 30, 2001 was not material.

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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 2001 (In thousands.)

                                                 Standard
                                                Commercial      Standard                      Other
                                               Tobacco Co.     Commercial      Standard    Subsidiaries
                                                   Inc.       Corporation     Wool Inc.        (Non-
                                                 (Issuer)     (Guarantor)    (Guarantor)    Guarantors)   Eliminations     Total
                                                  -----         --------      --------      ----------    ------------     -----
Assets
Cash                                              $  7,010       $      -        $    78      $ 15,521     $        -       22,609
Receivables                                         11,657             14              7       196,641              -      208,319
Intercompany receivables                           146,183          2,077             35        21,838       (170,133)           -
Inventories                                         83,125              -              -       211,560              -      294,685
Prepaids and other                                     109              -              1         4,236              -        4,346
Marketable securities                                    -              1              -           553              -          554
                                            ---------------------------------------------------------------------------------------

    Current assets                                 248,084          2,092            121       450,349       (170,133)     530,513

Property, plant and equipment                       20,956              -             11       113,376              -      134,343
Investment in subsidiaries                         116,520        222,432         28,674       149,260       (516,886)           -
Investment in affiliates                                 -              -              -        10,115              -       10,115
Other noncurrent assets                                 32          9,829              -        26,827              -       36,688
                                            ---------------------------------------------------------------------------------------

    Total assets                                  $385,592       $234,353        $28,806      $749,927      ($687,019)    $711,659
                                            =======================================================================================

Liabilities
Short-term borrowings                             $      -       $     99        $     -      $149,535     $        -     $149,634
Current portion of long-term debt                        -              -              -        10,269              -       10,269
Accounts payable                                    22,547            800              7       124,159              -      147,513
Intercompany accounts payable                       36,440          1,548          1,590       130,555       (170,133)           -
Taxes accrued                                       12,850         (8,432)             -         6,645              -       11,063
                                            ---------------------------------------------------------------------------------------

    Current liabilities                             71,837         (5,985)         1,597       421,163       (170,133)     318,479

Long-term debt                                     113,000              -              -        15,144              -      128,144
Convertible subordinated debentures                      -         51,652              -             -              -       51,652
Retirement and other benefits                        9,599            873              -         9,538              -       20,010
Deferred taxes                                      (1,302)        (1,619)             -         8,864              -        5,943
                                            ---------------------------------------------------------------------------------------

    Total liabilities                              193,134         44,921          1,597       454,709       (170,133)     524,228

Minority interests                                       -              -              -            50              -           50

Shareholders' equity
Common stock                                           993          3,191         32,404       167,040       (200,437)       3,191
Additional paid-in capital                         130,860        105,444              -        58,106       (188,966)     105,444
Unearned restricted stock
    plan compensation                                 (684)          (400)           (13)       (1,354)             -       (2,451)
Treasury stock at cost                                   -         (4,250)             -             -              -       (4,250)
Retained earnings                                   82,430        132,735          7,661       118,664       (208,755)     132,735
Accumulated other comprehensive income             (21,141)       (47,288)       (12,843)      (47,288)        81,272      (47,288)
                                            ---------------------------------------------------------------------------------------

    Total shareholders' equity                     192,458        189,432         27,209       295,168       (516,886)     187,381
                                            ---------------------------------------------------------------------------------------

    Total liabilities and equity                  $385,592       $234,353        $28,806      $749,927      ($687,019)    $711,659
                                            =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 2001
(In thousands.)

                                                 Standard
                                                Commercial      Standard                      Other
                                               Tobacco Co.     Commercial      Standard    Subsidiaries
                                                   Inc.       Corporation     Wool Inc.        (Non-
                                                 (Issuer)     (Guarantor)    (Guarantor)    Guarantors)   Eliminations     Total
                                                  -----         --------      --------      ----------    ------------     -----
Sales                                            $ 62,065      S      -       $   37        $275,405      $(91,967)    $245,540
Cost of sales:
  Materials services and supplies                  52,381             -            -         237,319       (91,967)     197,733
  Interest                                            837             -            -           4,451             -        5,288
                                          --------------------------------------------------------------------------------------

  Gross profit                                      8,847             -           37          33,635             -       42,519
Selling, general &
  administrative expenses                           3,644         1,681           49          11,800             -       17,174
Other interest expense                              2,825           978            -          (1,086)            -        2,717
Other income (expense) net                         (5,264)        4,001            -           2,134             -          871
                                          --------------------------------------------------------------------------------------

  Income (loss) before taxes                       (2,886)        1,342          (12)         25,055             -       23,499
Income taxes                                       (4,444)          460            -          14,472             -       10,488
                                          --------------------------------------------------------------------------------------

  Income (loss) after taxes                         1,558           882          (12)         10,583             -       13,011
Minority interests                                      -             -            -               -             -            -
  Equity in earnings of affiliates                      -             -            -             106             -          106
  Equity in earnings of subsidiaries               11,455        12,218         (766)              -       (22,907)           -
                                          --------------------------------------------------------------------------------------

  Income before extraordinary gain                 13,013        13,100         (778)         10,689       (22,907)      13,117
Extaordinary loss due to buyback of
  Senior notes net of income tax
  benefit of $9                                       (17)            -            -               -             -          (17)
                                          --------------------------------------------------------------------------------------

  Net income                                       12,996        13,100         (778)         10,689       (22,907)      13,100
Retained earnings at beginning
    of period                                      69,434       120,302        8,439         107,975      (185,848)     120,302
Common stock dividends                                  -          (667)           -               -             -         (667)
                                          --------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 82,430      $132,735       $7,661        $118,664     ($208,755)    $132,735
                                          ======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 2001
(In thousands.)

                                             Standard
                                            Commercial      Standard                       Other
                                            Tobacco Co.    Commercial      Standard     Subsidiaries
                                               Inc.       Corporation     Wool Inc.         (Non-
                                             (Issuer)     (Guarantor)    (Guarantor)     Guarantors)    Eliminations      Total
                                             --------     -----------    -----------     -----------    ------------   ----------
Sales                                       $   109,716   $         -    $        82     $   514,053    $  (157,133)   $  466,718
Cost of sales:
  Materials services and supplies                91,827             -              -         451,826       (157,133)      386,520
  Interest                                        2,401             -              -           8,377              -        10,778
                                            -------------------------------------------------------------------------------------

  Gross profit                                   15,488             -             82          53,850              -        69,420
Selling, general &
  administrative expenses                         6,302         3,112            100          26,681              -        36,195
Other interest expense                            4,711         1,983              -          (2,065)             -         4,629
Other income (expense) net                       (2,983)        4,390              -             655              -         2,062
                                            -------------------------------------------------------------------------------------

  Income (loss) before taxes                      1,492          (705)           (18)         29,889              -        30,658
Income taxes                                     (2,955)         (240)             -          17,139              -        13,944
                                            -------------------------------------------------------------------------------------

  Income (loss) after taxes                       4,447          (465)           (18)         12,750              -        16,714
Minority interests                                    -             -              -               -              -             -
  Equity in earnings of affiliates                    -             -              -             120              -           120
  Equity in earnings of subsidiaries             13,512        17,282           (642)              -        (30,152)            -
                                            -------------------------------------------------------------------------------------

  Income before extraordinary gain               17,959        16,817           (660)         12,870        (30,152)       16,834
Extaordinary gain due to buyback of
 Senior notes net of income tax
  benefit of $9                                     (17)            -              -               -              -           (17)
                                            -------------------------------------------------------------------------------------

  Net income                                     17,942        16,817           (660)         12,870        (30,152)       16,817
Retained earnings at beginning
    of period                                    64,488       117,248          8,321         105,794       (178,603)      117,248
Common stock dividends                                -        (1,330)             -               -              -        (1,330)
                                            -------------------------------------------------------------------------------------

  Retained earnings at end of period        $    82,430   $   132,735    $     7,661     $   118,664       (208,755)   $  132,735
                                            =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 2001
(In thousands.)

                                              Standard
                                             Commercial      Standard                       Other
                                             Tobacco Co.    Commercial     Standard     Subsidiaries
                                                Inc.        Corporation    Wool Inc.        (Non-
                                              (Issuer)      (Guarantor)   (Guarantor)    Guarantors)   Eliminations     Total
                                              --------      -----------   -----------    -----------   ------------   ---------
Cash provided by (used in)
 operating activities                        $    11,906    $         -   $        34    $  (13,105)   $         -    $  (1,165)

Cash flows from investing activities
Property, plant and equipment
 - additions                                      (2,778)             -             -        (4,419)             -       (7,197)
 - disposals                                           7              -             -           370              -          377
Business (acquisitions) dispositions                   -              -             -            48              -           48
                                             ----------------------------------------------------------------------------------
Cash provided by (used in)
 investing activities                             (2,771)             -             -        (4,001)                     (6,772)
Cash flows from financing activities:
Proceeds from long-term borrowings                     -              -             -         4,850              -        4,850
Repayment of long-term borrowings                      -              -             -        (8,810)             -       (8,810)
Net change in short-term borrowings                 (656)            66             -        (1,378)             -       (1,968)
Buyback of Senior Notes                           (2,017)             -             -             -              -       (2,017)
Dividends received /( paid)                            -         (1,330)            -             -              -       (1,330)
Other                                                  -          1,264             -            (3)             -        1,261
                                             ----------------------------------------------------------------------------------
Cash provided by (used in)
 financing activities                             (2,673)             -             -        (5,341)             -       (8,014)

Increase (decrease) in cash for year               6,462              -            34       (22,447)             -      (15,951)
Cash at beginning of year                            548              -            44        37,968              -       38,560
                                             ----------------------------------------------------------------------------------

Cash at end of year                          $     7,010    $         -   $        78    $   15,521              -    $  22,609
                                             ==================================================================================

Interest                                     $     5,139    $     1,872   $         -    $    6,730                   $  13,741
Income taxes                                         650          3,650             -         6,248                      10,548

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 2000 (In thousands.)

                                                       Standard
                                                      Commercial    Standard                      Other
                                                      Tobacco Co.  Commercial     Standard    Subsidiaries
                                                         Inc.      Corporation    Wool Inc.       (Non-
                                                       (Issuer)    (Guarantor)   (Guarantor)   Guarantors)  Eliminations     Total
                                                        ------      ---------     ---------    ----------   ------------     -----
Assets
Cash                                                  $    502      $     20      $     35      $ 23,146     $       -       23,703
Receivables                                             24,663         1,523            18       169,091             -      195,295
Intercompany receivables                               139,465        12,261            93        17,724      (169,543)           -
Inventories                                             92,591             -             -       251,140             -      343,731
Prepaids and other                                         273           254             1         8,632             -        9,160
Marketable securities                                        -             1             -           534             -          535
                                                 -----------------------------------------------------------------------------------

    Current assets                                     257,494        14,059           147       470,267      (169,543)     572,424

Property, plant and equipment                           21,473             -            16       120,651             -      142,140
Investment in subsidiaries                              88,039       184,753        27,706       149,866      (450,364)           -
Investment in affiliates                                     -             -             -        15,644             -       15,644
Other noncurrent assets                                    939         9,615             -        34,617             -       45,171
                                                 -----------------------------------------------------------------------------------

    Total assets                                      $367,945      $208,427      $ 27,869      $791,045     ($619,907)    $775,379
                                                 ===================================================================================

Liabilities
Short-term borrowings                                 $  7,915      $      -      $      -      $247,323     $       -     $255,238
Current portion of long-term debt                            -             -             -         9,982             -        9,982
Accounts payable                                        18,601           516             -        84,166             -      103,283
Intercompany accounts payable                           42,444           167         1,574       125,358      (169,543)           -
Taxes accrued                                           15,625        (8,051)            -         2,710             -       10,284
                                                 -----------------------------------------------------------------------------------

    Current liabilities                                 84,585        (7,368)        1,574       469,539      (169,543)     378,787

Long-term debt                                         115,000             -             -        12,866             -      127,866
Convertible subordinated debentures                          -        66,500             -             -             -       66,500
Retirement and other benefits                            9,204           743             -        11,158             -       21,105
Deferred taxes                                            (933)       (1,557)            -         8,122             -        5,632
                                                 -----------------------------------------------------------------------------------

    Total liabilities                                  207,856        58,318         1,574       501,685      (169,543)     599,890

Minority interests                                           -             -             -        26,670             -       26,670

Shareholders' equity
Common stock                                               993         3,128        32,404       155,213      (188,610)       3,128
Additional paid-in capital                             130,860       103,115             -        60,435      (191,295)     103,115
Unearned restricted stock
    plan compensation                                     (464)          (18)           (5)         (821)            -       (1,308)
Treasury stock at cost                                       -        (4,250)            -             -             -       (4,250)
Retained earnings                                       53,736       103,220         6,473       102,949      (163,158)     103,220
Accumulated other comprehensive income                 (25,036)      (55,086)      (12,577)      (55,086)       92,699      (55,086)
                                                 -----------------------------------------------------------------------------------

    Total shareholders' equity                         160,089       150,109        26,295       262,690      (450,364)     148,819
                                                 -----------------------------------------------------------------------------------

    Total liabilities and equity                      $367,945      $208,427      $ 27,869      $791,045     ($619,907)    $775,379
                                                 ===================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 2000
(In thousands.)

                                                  Standard
                                                 Commercial      Standard                      Other
                                                Tobacco Co.     Commercial     Standard     Subsidiaries
                                                    Inc.       Corporation     Wool Inc.       (Non-
                                                  (Issuer)     (Guarantor)    (Guarantor)   Guarantors)  Eliminations     Total
                                                   ------       ---------      ---------    ----------   ------------     -----
Sales                                            $ 83,387       $      -       $    46       $247,368     $ (78,137)    $252,664
Cost of sales:
  Materials services and supplies                  70,197              -             -        221,743       (78,137)     213,803
  Interest                                          5,904              -             -          4,843             -       10,747
                                            -------------------------------------------------------------------------------------

  Gross profit                                      7,286              -            46         20,782             -       28,114
Selling, general &
   administrative expenses                          2,944            936            56         14,796             -       18,732
Other interest expense                                149          1,304             -            354             -        1,807
Other income (expense) net                          1,077             86             8           (777)            -          394
                                            -------------------------------------------------------------------------------------

  Income (loss) before taxes                        5,270         (2,154)           (2)         4,855             -        7,969
Income taxes                                        1,791           (733)            -          1,898             -        2,956
                                            -------------------------------------------------------------------------------------

  Income (loss) after taxes                         3,479         (1,421)           (2)         2,957             -        5,013
Minority interests                                      -              -             -             24             -           24
  Equity in earnings of affiliates                      -              -             -            (20)            -          (20)
  Equity in earnings of subsidiaries                2,871          6,438            90              -        (9,399)           -
                                            -------------------------------------------------------------------------------------

  Income before extraordinary gain                  6,350          5,017            88          2,961        (9,399)       5,017
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                      -            639             -              -             -          639
                                            -------------------------------------------------------------------------------------

  Net income                                        6,350          5,656            88          2,961        (9,399)       5,656
Retained earnings at beginning
    of period                                      47,386         98,215         6,385         99,988      (153,759)      98,215
Common stock dividends                                  -           (651)            -              -             -         (651)
                                            -------------------------------------------------------------------------------------

  Retained earnings at end of period             $ 53,736       $103,220       $ 6,473       $102,949     $(163,158)    $103,220
                                            =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 2000
(In thousands.)

                                              Standard
                                             Commercial      Standard                     Other
                                            Tobacco Co.     Commercial     Standard    Subsidiaries
                                                Inc.       Corporation    Wool Inc.       (Non-
                                              (Issuer)     (Guarantor)   (Guarantor)   Guarantors)   Eliminations     Total
                                               ------       ---------     ---------    ----------    ------------     -----
Sales                                        $ 126,880      $      -      $     86      $ 456,120     $(130,538)    $ 452,548
Cost of sales:
  Materials services and supplies              104,478             -             -        407,730      (130,538)      381,670
  Interest                                       6,755             -             -         10,033             -        16,788
                                         -------------------------------------------------------------------------------------

  Gross profit                                  15,647             -            86         38,357             -        54,090
Selling, general &
   administrative expenses                       5,468         1,784           106         30,924             -        38,282
Other interest expense                             349         2,623             -            679             -         3,651
Other income (expense) net                       1,282            75             8           (684)            -           681
                                         -------------------------------------------------------------------------------------

  Income (loss) before taxes                    11,112        (4,332)          (12)         6,070             -        12,838
Income taxes                                     3,778        (1,473)            -          3,275             -         5,580
                                         -------------------------------------------------------------------------------------

  Income (loss) after taxes                      7,334        (2,859)          (12)         2,795             -         7,258
Minority interests                                   -             -             -           (644)            -          (644)
  Equity in earnings of affiliates                   -             -             -             91             -            91
  Equity in earnings of subsidiaries             1,691         9,564           551              -       (11,806)            -
                                         -------------------------------------------------------------------------------------

  Income before extraordinary gain               9,025         6,705           539          2,242       (11,806)        6,705
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                   -           639             -              -             -           639
                                         -------------------------------------------------------------------------------------

  Net income                                     9,025         7,344           539          2,242       (11,806)        7,344
Retained earnings at beginning
    of period                                   44,711        97,177         5,934        100,707      (151,352)       97,177
Common stock dividends                               -        (1,301)            -              -             -        (1,301)
                                         -------------------------------------------------------------------------------------

  Retained earnings at end of period         $  53,736      $103,220      $  6,473      $ 102,949      (163,158)    $ 103,220
                                         =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 2000
(In thousands.)

                                                  Standard
                                                 Commercial     Standard                     Other
                                                Tobacco Co.    Commercial     Standard   Subsidiaries
                                                    Inc.       Corporation   Wool Inc.       (Non-
                                                  (Issuer)     (Guarantor)  (Guarantor)   Guarantors)  Eliminations    Total
                                                   ------       ---------    ---------    ----------   ------------    -----
Cash provided by (used in)
  operating activities                            $ 5,611       $     -      $    (7)     $  4,050       $     -     $  9,654

Cash flows from investing activities
Property, plant and equipment
  - additions                                        (821)            -            -        (6,985)            -       (7,806)
  - disposals                                           1             -            -           253             -          254
Business (acquisitions) dispositions                    -             -            -            12             -           12
                                           -----------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                               (820)            -            -        (6,720)                    (7,540)
Cash flows from financing activities:
Proceeds from long-term borrowings                      -             -            -         5,491             -        5,491
Repayment of long-term borrowings                  (2,940)            -            -        (9,464)            -      (12,404)
Net change in short-term borrowings                (2,297)            -            -        (4,524)            -       (6,821)
Buyback of debentures                                   -        (1,861)           -             -             -       (1,861)
Dividends received /( paid)                             -        (1,301)           -             -             -       (1,301)
Other                                                 136         3,062            -        (3,062)            -          136
                                           -----------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                             (5,101)         (100)           -       (11,559)            -      (16,760)

Increase (decrease) in cash for year                 (310)         (100)          (7)      (14,229)            -      (14,646)
Cash at beginning of year                             812           120           42        37,375             -       38,349
                                           -----------------------------------------------------------------------------------

Cash at end of year                               $   502       $    20      $    35      $ 23,146             -     $ 23,703
                                           ===================================================================================

 Interest                                         $ 5,241       $ 2,486      $     -      $ 11,660                   $ 19,387
Income taxes                                          823         1,700            -         2,658                      5,181

ITEM 2

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Sales for the quarter ended September 30, 2001 were $245.5 million, a decrease of 2.8% from a year earlier. Sales for the six-month period were $466.7 million, an increase of 3.1% from same period a year earlier. Tobacco division sales of $203.0 million and $373.3 million for the quarter and six months were down 2.5% and up 7.6%, respectively, from the corresponding periods in the prior year. The average unit price during the quarter was lower than the corresponding period in fiscal 2001. Overall, for the quarter, tobacco volume was up 10.5%, largely due to increased shipments from South America, Africa, Europe and Asia. For the six months, volume was 19.5% higher than the corresponding period in fiscal 2001. Fiscal 2001 period shipments were affected by crop delays in Brazil and Africa. This year's second quarter sales were also impacted by the change to contract buying by cigarette manufacturers in the United States. We expect that this will continue for the remainder of the current fiscal year, which will result in lower sales revenues. However, we continue to receive and process these tobaccos and do not expect income to be impacted by this change. Nontobacco sales of $42.5 million and $93.4 million for the current quarter and six months, respectively, were down 4.4% and 11.5% from the same periods a year earlier. The September quarter is usually weak due to Europe's summer holiday season. Wool sales were also affected by lower demand in Europe, where the spinners reacted to a drop-off in the demand for textile goods as consumers reacted to global economic uncertainty.

Gross profit for the quarter and six months of $42.5 million and $69.4 million improved 51.2% and 28.3% from the corresponding periods in fiscal 2001, due to an increase in unit volume, sales mix and the contribution from the new processing line in Brazil. The additional processing capacity has enabled the Company to pack and ship customers' tobacco in a more efficient manner. In the past some of these tobaccos were processed and delivered during the third quarter due to insufficient processing capacity. Total interest expense was $4.5 million and $5.0 million lower than the corresponding quarter and six months periods in fiscal 2001 due to the Company's debt repurchase program, lower inventories and lower rates on short-term borrowings. Selling, general and administrative expenses decreased due to cost saving programs in both divisions. Prior year periods selling, general and adminstrative expenses included our Greek subsidiary company, which was traded for the remaining 49% interest in our Turkish operation during fiscal 2001. The increase in other income (expense)-net for the current six months period was mainly due to insurance recoveries of $0.7 million.

The effective tax rate increased to 44.6% and 45.5% in the current second quarter and six months from 37.1% and 43.4% in the corresponding periods a year earlier. This was due to differences in tax rates and credits not utilized in some areas where losses were incurred. For the periods ended September 30, 2001 losses were incurred in the nontobacco segment where tax relief was not available. This segment recorded a small profit during the prior year periods.

Net income for the quarter was $13.1 million, or $0.99 and $0.91 per share on a basic and diluted basis, respectively, versus $5.7 million, or $0.43 per share on both a basic and diluted basis for the corresponding prior year period. For the six-month period, net income was $16.8 million, or $1.27 and $1.19 per share on a basic and diluted basis respectively, versus $7.3 million, or $0.56 per share in the prior year period. The prior periods net income included an extraordinary gain of $0.05 per share due to buyback of convertible subordinated debentures. Basic and diluted earnings are the same in the prior year periods because the calculation of diluted earnings per share includes adjustments that are antidilutive.

STANDARD COMMERCIAL CORPORATION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

Liquidity and Capital Resources

Working capital at September 30, 2001 was $212.0 million, compared to $193.6 million a year earlier. Most of the increase was due to contributions from operating activities. During the current six months the Company bought $2.0 million of its Senior Notes using internally generated working capital. Capital expenditures of $7.2 million during the current six months consisted of routine expenditures of $5.9 million in the tobacco division and $1.3 million in wool division. The Company continues to closely monitor its inventory levels, which are down from $343.7 million a year ago to $294.7 million at September 30, 2001.

On June 7, 2001 the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $250.0 million to $230.0 million. The maturity date has been extended to July 31, 2003 from July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $15.8 million of retained earnings available for distribution as dividends at September 30, 2001.

 Based on the outlook for the business for the next twelve months, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under its credit facilities.

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

     a.  An Annual Meeting of shareholders was held on August 14, 2001.

     b. Three persons nominated by management were elected as directors for terms expiring in 2003, as follows:

            Nominee                        Votes For        Votes Withheld
            -------                        ---------        --------------

           William S  Barrack, Jr.          12,084,540          63,510
           Charles H. Mullen                12,084,535          63,515
           William S. Sheridan              12,081,407          66,643

         In addition the following directors remained in office after the meeting: Marvin W. Coghill; Robert E. Harrison; William A. Ziegler; J.Alec
     G. Murray; Daniel M. Sullivan; B. Clyde Preslar; and Mark W. Kehaya.

     c. The appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2002 was approved by a vote of 12,107,463 shares in favor, 19,183 shares against and 21,403 shares abstaining.

     d. The adoption of the 2001 Performance Improvement Compensation Plan and to reserve an additional 750,000 shares was approved by a vote of 9,574,931 shares in favor, 560,848 shares against, 35,210 shares abstaining and 1,977,061 broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  The following exhibit is filed as a part of this report:

         11   Computation of Earnings per Common Share.

     b. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2001.

                                     STANDARD COMMERCIAL CORPORATION
                                               (Registrant)


                                 By /s/ Robert E Harrison
                                    ---------------------------------
                                     Robert E Harrison
                                     President, Chief Executive Officer


                                 By /s/ Robert A Sheets
                                    ---------------------------------
                                     Robert A Sheets
                                     Vice President and Chief Financial Officer