Form 10-Q
period 2001-12-31
STANDARD COMMERCIAL CORP
filed 2002-02-06
CIK 93319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended December 31, 2001


                          Commission File Number 1-9875


                                     [LOGO]

                         STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of                             I.R.S. Employer
        North Carolina                             Identification No. 13-1337610


                 2201 Miller Road, Wilson, North Carolina 27893

                          Telephone Number 252-291-5507



On February 1, 2002 the registrant had outstanding 13,365,025 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

                                         YES      X      NO___________
                                            -----------

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

                                                                                      December 31            March 31
                                                                            ----------------------------
                                                                                   2001         2000           2001
                                                                                   ----         ----           ----
                                                                                         (unaudited)
ASSETS
Cash .....................................................................       $ 59,293     $ 50,362       $ 38,560
Receivables ..............................................................        215,881      234,126        217,153
Inventories ..............................................................        222,551      305,334        252,032
Prepaid expenses .........................................................          5,642        4,557          1,778
Marketable securities ....................................................            537          570            540
                                                                            -----------------------------------------

     Current assets ......................................................        503,904      594,949        510,063

Property, plant and equipment ............................................        136,876      145,253        135,166
Investment in affiliates .................................................         10,189       15,707          9,978
Other assets .............................................................         40,353       45,617         37,723
                                                                            -----------------------------------------

     Total assets ........................................................       $691,322     $801,526       $692,930
                                                                            =========================================

LIABILITIES
Short-term borrowings ....................................................       $137,019     $244,606       $151,602
Current portion of long-term debt ........................................         11,278        9,158          9,311
Accounts payable .........................................................        134,929      133,011        140,913
Taxes accrued ............................................................          8,561       10,401          9,213
                                                                            -----------------------------------------

     Current liabilities .................................................        291,787      397,176        311,039

Long-term debt ...........................................................        130,451      128,502        134,752
Convertible subordinated debentures ......................................         51,316       60,814         51,652
Retirement and other benefits ............................................         20,234       20,856         19,942
Deferred taxes ...........................................................          5,705        6,143          5,298
                                                                            -----------------------------------------

     Total liabilities ...................................................        499,493      613,491        522,683
                                                                            -----------------------------------------

MINORITY INTERESTS .......................................................             54       28,256             54
                                                                            -----------------------------------------


SHAREHOLDERS' EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
   Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
   Issued 15,981,719 (Dec. 00 - 15,857,405; Mar. 01 - 15,875,611) ........          3,196        3,161           3,175
Additional paid-in capital ...............................................        106,003      103,797         104,198
Unearned restricted stock plan compensation ..............................         (2,244)      (1,768)         (1,799)
Treasury shares, 2,617,707 ...............................................         (4,250)      (4,250)         (4,250)
Accumulated other comprehensive income                                            (48,949)     (50,846)        (48,379)
Retained earnings ........................................................        138,019      109,685         117,248
                                                                            ------------------------------------------

     Total shareholders' equity ..........................................        191,775      159,779         170,193
                                                                            ------------------------------------------

     Total liabilities and equity ........................................       $691,322     $801,526        $692,930
                                                                            ==============================--==========

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

                                                                           Third quarter ended               Nine months ended
                                                                                   December 31                     December 31
                                                                    --------------------------             -------------------
                                                                        2001            2000            2001            2000
                                                                     ---------       ---------       ---------       ---------
Sales - tobacco ...................................................  $ 196,044       $ 317,945       $ 569,323       $ 664,855
      - nontobacco ................................................     46,737          62,863         140,176         168,501
                                                                     ---------       ---------       ---------       ---------

     Total sales ..................................................    242,781         380,808         709,499         833,356

Cost of sales  - materials, services and supplies .................    205,917         335,799         592,437         717,469
               - interest .........................................      4,672           7,524          15,450          24,312
                                                                     ---------       ---------       ---------       ---------

     Gross profit .................................................     32,192          37,485         101,612          91,575
Selling, general and administrative expenses ......................     22,062          21,614          58,257          59,896
Other interest expense ............................................      1,877           2,889           6,506           6,540
Other income (expense) - net ......................................        150             545           2,212           1,226
                                                                     ---------       ---------       ---------       ---------

     Income before taxes ..........................................      8,403          13,527          39,061          26,365
Income taxes ......................................................     (2,442)         (6,675)        (16,386)        (12,255)
                                                                     ---------       ---------       ---------       ---------

     Income after taxes ...........................................      5,961           6,852          22,675          14,110
Minority interests ................................................          0          (1,139)              0          (1,783)
Equity in earnings of affiliates ..................................        (20)             (6)            100              85
                                                                     ---------       ---------       ---------       ---------

     Income before extraordinary (loss)/gain ......................      5,941           5,707          22,775          12,412
Extraordinary gain/(loss) due to buyback of Senior notes/
Convertible subordinated debentures, net of income tax of
$6 for the quarter and $3 for the nine months (Dec 00
$730 for the quarter and $1,059 for the nine months) ..............         11           1,417              (6)          2,056
                                                                     ---------       ---------       ---------       ---------

     Net income ...................................................      5,952           7,124          22,769          14,468

Retained earnings at beginning of period ..........................    132,735         103,220         117,248          97,177
Common stock dividends ............................................       (668)           (659)         (1,998)         (1,960)
                                                                     ---------       ---------       ---------       ---------

Retained earnings at end of period ................................  $ 138,019       $ 109,685       $ 138,019       $ 109,685
                                                                     =========       =========       =========       =========

Earnings per common share
Basic
     Income before extraordinary gain .............................  $    0.44       $    0.43       $    1.71       $    0.95
     Extraordinary gain ...........................................  $    0.00       $    0.11       $    0.00       $    0.16
                                                                     ---------       ---------       ---------       ---------
     Net income ...................................................  $    0.44       $    0.54       $    1.71       $    1.11
                                                                     ---------       ---------       ---------       ---------
         - average shares outstanding .............................     13,356          13,198          13,310          13,087

Diluted
     Income before extraordinary gain ............................   $    0.43       $    0.42       $    1.63       $    0.95
     Extraordinary gain ..........................................   $    0.00       $    0.09       $    0.00       $    0.14
                                                                     ---------       ---------       ---------       ---------
     Net income ..................................................   $    0.43       $    0.51       $    1.63       $    1.09
                                                                     ---------       ---------       ---------       ---------
         - average shares outstanding ............................      15,180          15,332          15,136          15,355

Dividends paid per common share ..................................   $    0.05       $    0.05       $    0.15       $    0.15

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)

                                                                                                Nine months ended
                                                                                                      December 31
                                                                                ---------------------------------
                                                                                           2001           2000
                                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ................................................................              $ 22,769       $ 14,468
   Depreciation and amortization ..........................................                14,621         15,392
   Minority interests .....................................................                     0          1,783
   Deferred income taxes ..................................................                   412           (311)
   Undistributed earnings of affiliates, net of dividends received ........                   (82)            10
   Loss/(gain) on buyback of senior notes/subordinated debentures .........                     6         (2,056)
   Gain on disposition of property, plant and equipment ...................                  (163)          (189)
   Other ..................................................................                   333           (788)
                                                                                ---------------------------------
 ..........................................................................                37,896         28,309
Net changes in working capital other than cash
   Receivables ............................................................                (2,759)       (12,050)
   Inventories ............................................................                28,966         31,185
   Current payables .......................................................                (6,996)         8,686
                                                                                --------------------------------

CASH PROVIDED BY OPERATING ACTIVITIES .....................................                57,107         56,130
                                                                               ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment  - additions ................................               (10,823)       (12,584)
                               - dispositions .............................                   471            410
Business (acquisitions) dispositions, net .................................                   164              9
                                                                                --------------------------------

CASH USED FOR INVESTING ACTIVITIES ........................................               (10,188)       (12,165)
                                                                                --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings .......................................               (14,583)       (17,453)
Proceeds from long-term borrowings ........................................                 7,432          7,359
Repayment of long-term borrowings .........................................               (15,102)       (14,618)
Buyback of senior notes/convertible subordinated debentures ...............                (2,341)        (6,130)
Dividends paid ............................................................                (1,998)        (1,960)
Other .....................................................................                   406            850
                                                                                --------------------------------

CASH USED FOR FINANCING ACTIVITIES ........................................               (26,186)       (31,952)
                                                                                --------------------------------

Increase in cash for period ...............................................                20,733         12,013
Cash at beginning of period ...............................................                38,560         38,349
                                                                                --------------------------------

CASH AT END OF PERIOD .....................................................              $ 59,293       $ 50,362
                                                                                ================================

Cash payments for - interest ..............................................              $ 17,157       $ 23,386
                  - income taxes ...........................................             $ 20,297       $ 10,788


The accompanying notes are an integral part of these financial statements.

  STANDARD COMMERCIAL CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 2001. Because of the nature of the Company's businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for a full year or any other interim period.

2.INVENTORIES

                                           December 31                March 31
                                   --------------------------         --------
        (In thousands)                 2001              2000             2001
                                       ----              ----             ----
        Tobacco                    $162,670          $238,069         $183,021
        Nontobacco                   59,881            67,265           69,011
                                   --------          --------         --------

                   Total           $222,551          $305,334         $252,032
                                   --------          --------         --------

3.COMPREHENSIVE INCOME

 The components of comprehensive income/(loss) were as follows:

                                                Quarter ended                     Nine months ended
                                                December 31                       December 31
                                                -----------                       -----------
                                                    2001              2000           2001             2000
                                                    ----              ----           ----             ----

(In thousands)
  Net income                                    $  5,952          $  7,124        $  22,769       $ 14,468
  Other comprehensive income:
  Translation adjustment                          (1,661)            4,240             (570)        (2,492)
  Cumulative effect of change in accounting
    for derivative financial instruments               0                 0           (2,067)             0
  Derivative financial instruments                   (90)                0            2,218              0
                                                --------          --------        ---------       --------

  Total comprehensive income                    $  4,201          $ 11,364        $  22,350       $ 11,976
                                                --------          --------        ---------       --------

4.SEGMENT INFORMATION

The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income are as follows:

                                                Quarter ended                     Nine months ended
                                                December 31                       December 31
                                                -----------                       -----------
                                                    2001              2000           2001             2000
                                                    ----              ----           ----             ----
(In thousands)
Sales
 Tobacco                                        $196,044          $317,945        $ 569,323       $664,855
 Nontobacco                                       46,737            62,863          140,176        168,501
                                                --------          --------        ---------       --------
                                                $242,781          $380,808        $ 709,499       $833,356
                                                --------          --------        ---------       --------
Net income (loss)
 Tobacco                                        $  7,772          $  6,731        $  25,249       $ 13,550
 Nontobacco                                       (1,820)              393           (2,480)           918
                                                --------          --------        ---------       --------
                                                $  5,952          $  7,124        $  22,769       $ 14,468
                                                --------          --------        ---------       --------
Extraordinary gain/(loss) included in
                  tobacco net income            $     11          $  1,417        $      (6)      $  2,056
                                                --------          --------        ---------       --------

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards No.128. The diluted earnings per share include the effect of the convertible subordinated debentures which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were further increased by employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in the computation of diluted earnings per share.

6.CONTINGENCIES

The Company's Spanish subsidiary has been notified that the Competition Directorate of the European Commission is conducting an administrative investigation of buying practices within the leaf tobacco industry in Spain. The investigation is in its preliminary stages and our Spanish subsidiary is cooperating fully. While a determination by the Competition Directorate that the industry, including our Spanish subsidiary, has violated the law could give rise to material liabilities, we cannot determine at this point whether the investigation will give rise to such liabilities.

7. DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001 the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133 , "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the nine months ended December 31, 2001 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. The Company's derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company's foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company's foreign currency forward contracts at December 31, 2001 was not material.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 142 on April 1, 2002 and is in the process of evaluating the impact of this pronouncement.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of this pronouncement.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.SENIOR NOTES

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

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 2001
(In thousands; unaudited)

                                           Standard
                                          Commercial        Standard                         Other
                                          Tobacco Co.      Commercial      Standard      Subsidiaries
                                             Inc.         Corporation      Wool Inc.         (Non-
                                           (Issuer)       (Guarantor)     (Guarantor)     Guarantors)     Eliminations      Total
                                           --------       -----------     -----------     -----------     ------------      -----
Assets
Cash                                       $   28,204      $         7     $       123    $     30,959     $          -     59,293
Receivables                                    11,521               14               -         204,346                     215,881
Intercompany receivables                      144,404            3,494               -          21,591         (169,489)         -
Inventories                                    62,326                -               -         160,225                -    222,551
Prepaids and other                                  -                -               1           5,641                -      5,642
Marketable securities                               -                1               -             536                -        537
                                           ---------------------------------------------------------------------------------------

    Current assets                            246,455            3,516             124         423,298         (169,489)   503,904

Property, plant and equipment                  20,360                -               -         116,516                -    136,876
Investment in subsidiaries                    118,352          226,814          26,013         149,261         (520,440)         -
Investment in affiliates                            -                -               -          10,189                -     10,189
Other noncurrent assets                         2,444           13,680               -          24,229                -     40,353
                                           ---------------------------------------------------------------------------------------

    Total assets                           $  387,611      $   244,010     $    26,137    $    723,493        ($689,929)  $691,322
                                           =======================================================================================

Liabilities
Short-term borrowings                      $      362      $         -     $         -    $    136,657     $          -   $137,019
Current portion of long-term debt                   -                -               -          11,278                -     11,278
Accounts payable                               19,425            1,916               -         113,588                -    134,929
Intercompany accounts payable                  37,777            1,136           1,624         128,952         (169,489)         -
Taxes accrued                                   8,979           (3,226)              -           2,808                -      8,561
                                           ---------------------------------------------------------------------------------------

    Current liabilities                        66,543             (174)          1,624         393,283         (169,489)   291,787

Long-term debt                                113,000                -               -          17,451                -    130,451
Convertible subordinated debentures                 -           51,316               -               -                -     51,316
Retirement and other benefits                   9,711              900               -           9,623                -     20,234
Deferred taxes                                 (1,302)          (1,619)              -           8,626                -      5,705
                                           ---------------------------------------------------------------------------------------

    Total liabilities                         187,952           50,423           1,624         428,983         (169,489)   499,493

Minority interests                                  -                -               -              54                -         54

Shareholders' equity
Common stock                                      993            3,196          32,404         166,211         (199,608)     3,196
Additional paid-in capital                    130,860          106,003               -          58,106         (188,966)   106,003
Unearned restricted stock
    plan compensation                            (618)            (432)              -          (1,194)               -     (2,244)
Treasury stock at cost                              -           (4,250)              -               -                -     (4,250)
Retained earnings                              90,293          138,019           5,841         120,282         (216,416)   138,019
Accumulated other comprehensive income        (21,869)         (48,949)        (13,732)        (48,949)          84,550    (48,949)
                                           ---------------------------------------------------------------------------------------

    Total shareholders' equity                199,659          193,587          24,513         294,456         (520,440)   191,775
                                           ---------------------------------------------------------------------------------------

    Total liabilities and equity           $  387,611      $   244,010     $    26,137    $    723,493        ($689,929)  $691,322
                                           =======================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Third quarter ended December 31, 2001
(In thousands; unaudited)

                                            Standard
                                           Commercial    Standard                    Other
                                           Tobacco Co.  Commercial    Standard    Subsidiaries
                                              Inc.      Corporation   Wool Inc.      (Non-
                                            (Issuer)    (Guarantor)  (Guarantor)   Guarantors)   Eliminations    Total
                                            ---------   -----------  -----------   -----------   ------------    -----
Sales                                       $  66,555   $       -    $       -    $ 248,317      $  (72,091)   $ 242,781
Cost of sales:
  Materials services and supplies              53,672           -            -      224,336         (72,091)     205,917
  Interest                                        985           -            -        3,687               -        4,672
                                            ----------------------------------------------------------------------------

  Gross profit                                 11,898           -            -       20,294               -       32,192
Selling, general &
  administrative expenses                       3,624       1,290           47       17,101               -       22,062
Other interest expense                          2,324       1,027            -       (1,474)              -        1,877
Other income (expense) net                        830       2,163           (1)      (2,842)              -          150
                                            ----------------------------------------------------------------------------
                                                                                                          -
  Income (loss) before taxes                    6,780        (154)         (48)       1,825               -        8,403
Income taxes                                    2,307         (52)           -          187               -        2,442
                                            ----------------------------------------------------------------------------
                                                                                                          -
  Income (loss) after taxes                     4,473        (102)         (48)       1,638               -        5,961
Minority interests                                  -           -            -            -               -            -
  Equity in earnings of affiliates                  -           -            -          (20)              -          (20)
  Equity in earnings of subsidiaries            3,390       6,043       (1,772)           -          (7,661)           -
                                            ----------------------------------------------------------------------------

  Income before extraordinary gain/(loss)       7,863       5,941       (1,820)       1,618          (7,661)       5,941
Extraordinary gain due to buyback of
senior notes net of income tax
  charge of $6                                      -          11            -            -               -           11
                                            ----------------------------------------------------------------------------

  Net income/(loss)                             7,863       5,952       (1,820)       1,618          (7,661)       5,952
Retained earnings at beginning
    of period                                  82,430     132,735        7,661      118,664        (208,755)     132,735
Common stock dividends                              -        (668)           -            -               -         (668)
                                            ----------------------------------------------------------------------------

  Retained earnings at end of period        $  90,293   $ 138,019    $   5,841    $ 120,282       ($216,416)   $ 138,019
                                            ============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 2001
(In thousands; unaudited)

                                            Standard
                                           Commercial     Standard                     Other
                                           Tobacco Co.   Commercial    Standard    Subsidiaries
                                              Inc.       Corporation   Wool Inc.      (Non-
                                            (Issuer)     (Guarantor)  (Guarantor)   Guarantors)   Eliminations     Total
                                            ---------    -----------  -----------   -----------   ------------     -----
Sales                                       $ 176,271    $       -    $      82    $ 762,370      $(229,224)     $ 709,499
Cost of sales:
  Materials services and supplies             145,499            -            -      676,162       (229,224)       592,437
  Interest                                      3,386            -            -       12,064              -         15,450
                                            ------------------------------------------------------------------------------

  Gross profit                                 27,386            -           82       74,144              -        101,612
Selling, general &
  administrative expenses                       9,926        4,402          147       43,782              -         58,257
Other interest expense                          7,035        3,010            -       (3,539)             -          6,506
Other income (expense) net                     (2,153)       6,553           (1)      (2,187)             -          2,212
                                            ------------------------------------------------------------------------------

  Income (loss) before taxes                    8,272         (859)         (66)      31,714              -         39,061
Income taxes                                     (648)        (292)           -       17,326              -         16,386
                                            ------------------------------------------------------------------------------

  Income (loss) after taxes                     8,920         (567)         (66)      14,388              -         22,675
Minority interests                                  -            -            -            -              -              -
  Equity in earnings of affiliates                  -            -            -          100              -            100
  Equity in earnings of subsidiaries           16,902       23,325       (2,414)           -        (37,813)             -
                                            ------------------------------------------------------------------------------

  Income before extraordinary gain/(loss)      25,822       22,758       (2,480)      14,488        (37,813)        22,775
Extraordinary gain/(loss) due to buyback
of senior notes/convertible subordinated
debentures, net of income tax of $3               (17)          11            -            -              -             (6)
                                            ------------------------------------------------------------------------------

  Net income/(loss)                            25,805       22,769       (2,480)      14,488        (37,813)        22,769
Retained earnings at beginning
    of period                                  64,488      117,248        8,321      105,794       (178,603)       117,248
Common stock dividends                              -       (1,998)           -            -              -         (1,998)
                                            ------------------------------------------------------------------------------

  Retained earnings at end of period        $  90,293    $ 138,019    $   5,841    $ 120,282       (216,416)     $ 138,019
                                            ==============================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 2001
(In thousands; unaudited)

                                           Standard
                                          Commercial    Standard                     Other
                                          Tobacco Co.  Commercial     Standard    Subsidiaries
                                             Inc.      Corporation    Wool Inc.      (Non-
                                           (Issuer)    (Guarantor)   (Guarantor)  Guarantors)    Eliminations      Total
                                           --------    -----------   -----------  -----------    ------------      -----
Cash provided by operating activities      $ 32,525    $  5,956      $     79     $ 18,547       $  -            $ 57,107

Cash flows from investing activities
Property, plant and equipment
 - additions                                 (2,976)          -             -       (7,847)         -             (10,823)
 - disposals                                     12           -             -          459          -                 471
Business (acquisitions) dispositions              -           -             -          164          -                 164
                                           ------------------------------------------------------------------------------
Cash used in investing activities            (2,964)          -             -       (7,224)                       (10,188)
Cash flows from financing activities:
Proceeds from long-term borrowings                -           -             -        7,432          -               7,432
Repayment of long-term borrowings                 -      (3,594)            -      (11,508)         -             (15,102)
Net change in short-term borrowings            (294)        (33)            -      (14,256)         -             (14,583)
Buyback of Senior Notes/Debentures           (2,017)       (324)            -            -          -              (2,341)
Dividends paid                                    -      (1,998)            -            -          -              (1,998)
Other                                           406           -             -            -          -                 406
                                           ------------------------------------------------------------------------------
Cash used in financing activities            (1,905)     (5,949)            -      (18,332)         -             (26,186)
Increase (decrease) in cash for year         27,656           7            79       (7,009)         -              20,733
Cash at beginning of year                       548           -            44       37,968          -              38,560
                                           ------------------------------------------------------------------------------

Cash at end of year                        $ 28,204    $      7      $    123     $ 30,959          -            $ 59,293
                                           ==============================================================================

 Interest                                  $  5,152    $  2,152      $      -     $  9,853                       $ 17,157
Income taxes                                  5,389       4,650             -       10,258                         20,297

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
December 31, 2000
(In thousands; unaudited)

                                           Standard
                                          Commercial        Standard                         Other
                                          Tobacco Co.      Commercial      Standard      Subsidiaries
                                             Inc.         Corporation      Wool Inc.         (Non-
                                           (Issuer)       (Guarantor)     (Guarantor)     Guarantors)     Eliminations      Total
                                           --------       -----------     -----------     -----------     ------------      -----
Assets
Cash                                      $    8,097       $        -      $      28       $  42,237       $        -        50,362
Receivables                                   39,831               16             16        194,263                 -       234,126
Intercompany receivables                     136,000            7,519             49          16,655         (160,223)            -
Inventories                                   67,277                -              -         238,057                -       305,334
Prepaids and other                               189              158              1           4,209                -         4,557
Marketable securities                              -                1              -             569                -           570
                                          ------------------------------------------------------------------------------------------

    Current assets                           251,394            7,694             94         495,990         (160,223)      594,949

Property, plant and equipment                 20,900                -             14         124,339                -       145,253
Investment in subsidiaries                    90,263          196,247         29,946         149,866         (466,322)            -
Investment in affiliates                           -                -              -          15,707                -        15,707
Other noncurrent assets                          722            9,692              -          35,203                -        45,617
                                          ------------------------------------------------------------------------------------------

    Total assets                          $  363,279       $  213,633      $   30,054      $ 821,105       $ (626,545)    $ 801,526
                                          ==========================================================================================

Liabilities
Short-term borrowings                     $        -       $        7      $       -       $ 244,599       $        -     $ 244,606
Current portion of long-term debt                  -                -              -           9,158                -         9,158
Accounts payable                              18,078            1,750              -         113,183                -       133,011
Intercompany accounts payable                 34,042              228          1,548         124,405         (160,223)            -
Taxes accrued                                 18,577           (9,718)             -           1,542                -        10,401
                                          ------------------------------------------------------------------------------------------

    Current liabilities                       70,697           (7,733)         1,548         492,887         (160,223)      397,176

Long-term debt                               115,000                -              -          13,502                -       128,502
Convertible subordinated debentures                -           60,814              -               -                -        60,814
Retirement and other benefits                  9,286              773              -          10,797                -        20,856
Deferred taxes                                  (933)          (1,557)             -           8,633                -         6,143
                                          ------------------------------------------------------------------------------------------

    Total liabilities                        194,050           52,297          1,548         525,819         (160,223)      613,491

Minority interests                                 -                -              -          28,256                -        28,256

Shareholders' equity
Common stock                                     993            3,161         32,404         155,178         (188,575)        3,161
Additional paid-in capital                   130,860          103,797              -          59,753         (190,613)      103,797
Unearned restricted stock
    plan compensation                           (597)            (211)           (13)           (947)               -        (1,768)
Treasury stock at cost                             -           (4,250)             -               -                -        (4,250)
Retained earnings                             60,594          109,685          6,869         103,892         (171,355)      109,685
Accumulated other comprehensive income       (22,621)         (50,846)       (10,754)        (50,846)          84,221       (50,846)
                                          ------------------------------------------------------------------------------------------

    Total shareholders' equity               169,229          161,336         28,506         267,030         (466,322)      159,779
                                          ------------------------------------------------------------------------------------------

    Total liabilities and equity          $  363,279       $  213,633      $  30,054       $ 821,105       $ (626,545)    $ 801,526
                                          ==========================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Third quarter ended December 31, 2000
(In thousands; unaudited)

                                                Standard
                                               Commercial      Standard                     Other
                                               Tobacco Co.    Commercial     Standard    Subsidiaries
                                                  Inc.       Corporation    Wool Inc.       (Non-
                                                (Issuer)     (Guarantor)   (Guarantor)   Guarantors)     Eliminations       Total
                                                --------     -----------   -----------   -----------     ------------       -----
Sales                                          $  195,262    $         -   $        48   $   257,268      $  (71,770)     $ 380,808
Cost of sales:
  Materials services and supplies                 180,127              -             -       227,442         (71,770)       335,799
  Interest                                          2,871              -             -         4,653               -          7,524
                                               -------------------------------------------------------------------------------------

  Gross profit                                     12,264              -            48        25,173               -         37,485
Selling, general &
   administrative expenses                          3,108            996            68        17,442               -         21,614
Other interest expense                              1,102          1,274             -           513               -          2,889
Other income (expense) net                          1,538            (74)            -          (919)              -            545
                                               -------------------------------------------------------------------------------------

  Income (loss) before taxes                        9,592         (2,344)          (20)        6,299               -         13,527
Income taxes                                        3,261           (797)            -         4,211               -          6,675
                                               -------------------------------------------------------------------------------------

  Income (loss) after taxes                         6,331         (1,547)          (20)        2,088               -          6,852
Minority interests                                      -              -             -        (1,139)              -         (1,139)
  Equity in earnings of affiliates                      -              -             -            (6)              -             (6)
  Equity in earnings of subsidiaries                  527          7,254           416             -          (8,197)             -
                                               -------------------------------------------------------------------------------------

  Income before extraordinary gain                  6,858          5,707           396           943          (8,197)         5,707
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                      -          1,417             -             -               -          1,417
                                               -------------------------------------------------------------------------------------

  Net income                                        6,858          7,124           396           943          (8,197)         7,124
Retained earnings at beginning
    of period                                      53,736        103,220         6,473       102,949        (163,158)       103,220
Common stock dividends                                  -           (659)            -             -               -           (659)
                                               -------------------------------------------------------------------------------------

  Retained earnings at end of period           $   60,594    $   109,685   $     6,869   $   103,892      $ (171,355)     $ 109,685
                                               =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Nine months ended December 31, 2000
(In thousands; unaudited)

                                               Standard
                                              Commercial     Standard                       Other
                                              Tobacco Co.   Commercial     Standard      Subsidiaries
                                                 Inc.      Corporation    Wool Inc.         (Non-
                                               (Issuer)    (Guarantor)   (Guarantor)     Guarantors)     Eliminations     Total
                                               --------    -----------   -----------     -----------     ------------     -----
Sales                                         $  322,142   $         -   $       134     $   713,388      $ (202,308)    $ 833,356
Cost of sales:
  Materials services and supplies                284,605             -             -         635,172        (202,308)      717,469
  Interest                                         9,626             -             -          14,686               -        24,312
                                              -------------------------------------------------------------------------------------

  Gross profit                                    27,911             -           134          63,530               -        91,575
Selling, general &
  administrative expenses                          8,576         2,780           174          48,366               -        59,896
Other interest expense                             1,451         3,897             -           1,192               -         6,540
Other income (expense) net                         2,820             1             8          (1,603)              -         1,226
                                              -------------------------------------------------------------------------------------

  Income (loss) before taxes                      20,704        (6,676)          (32)         12,369               -        26,365
Income taxes                                       7,039        (2,270)            -           7,486               -        12,255
                                              -------------------------------------------------------------------------------------

  Income (loss) after taxes                       13,665        (4,406)          (32)          4,883               -        14,110
Minority interests                                     -             -             -          (1,783)              -        (1,783)
  Equity in earnings of affiliates                     -             -             -              85               -            85
  Equity in earnings of subsidiaries               2,218        16,818           967               -         (20,003)            -
                                              -------------------------------------------------------------------------------------

  Income before extraordinary gain                15,883        12,412           935           3,185         (20,003)       12,412
Extaordinary gain due to buyback of
  Convertible subordinated debentures net
  of income tax charge of $329,000                     -         2,056             -               -               -         2,056
                                              -------------------------------------------------------------------------------------

  Net income                                      15,883        14,468           935           3,185         (20,003)       14,468
Retained earnings at beginning
   of period                                      44,711        97,177         5,934         100,707        (151,352)       97,177
Common stock dividends                                 -        (1,960)            -               -               -        (1,960)
                                              -------------------------------------------------------------------------------------

  Retained earnings at end of period          $   60,594   $   109,685   $     6,869     $   103,892        (171,355)    $ 109,685
                                              =====================================================================================

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Nine months ended December 31, 2000
(In thousands; unaudited)

                                                     Standard
                                                    Commercial     Standard                      Other
                                                    Tobacco Co.   Commercial     Standard    Subsidiaries
                                                       Inc.       Corporation    Wool Inc.       (Non-
                                                     (Issuer)     (Guarantor)   (Guarantor)   Guarantors)  Eliminations     Total
                                                      ------       ---------     ---------    ----------   ------------     -----
Cash provided by (used in)
  operating activities                               $ 21,372      $     --      $    (14)     $ 34,772      $     --      $ 56,130

Cash flows from investing activities
Property, plant and equipment
  - additions                                          (1,072)           --            --       (11,512)           --       (12,584)
  - disposals                                               1            --            --           409            --           410
Business (acquisitions) dispositions                       --            --            --             9            --             9
                                                     ------------------------------------------------------------------------------
Cash provided by (used in)
  investing activities                                 (1,071)           --            --       (11,094)                    (12,165)
Cash flows from financing activities:
Proceeds from long-term borrowings                         --            --            --         7,359            --         7,359
Repayment of long-term borrowings                      (2,940)           --            --       (11,678)           --       (14,618)
Net change in short-term borrowings                   (10,212)            7            --        (7,248)           --       (17,453)
Buyback of debentures                                      --        (6,130)           --            --            --        (6,130)
Dividends received /( paid)                                --        (1,960)           --            --            --        (1,960)
Other                                                     136         7,963            --        (7,249)           --           850
                                                     -------------------------------------------------------------------------------
Cash provided by (used in)
  financing activities                                (13,016)         (120)           --       (18,816)           --       (31,952)

Increase (decrease) in cash for year                    7,285          (120)          (14)        4,862            --        12,013
Cash at beginning of year                                 812           120            42        37,375            --        38,349
                                                     ------------------------------------------------------------------------------

Cash at end of year                                  $  8,097      $     --      $     28      $ 42,237            --      $ 50,362
                                                     ==============================================================================

Interest                                             $  5,389      $  2,486      $     --      $ 15,511                    $ 23,386
Income taxes                                            1,133         1,600            --         8,055                      10,788

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter and nine months ended December 31, 2001 were $242.8 million and $709.5 million, respectively, versus $380.8 million and $833.4 million for the corresponding periods in the prior year. Tobacco division sales for the quarter and nine months were $196.0 million and $569.3 million, down from $317.9 million and $664.9 million for the same periods a year earlier. Sales for the quarter and nine months were lower than last year due to the continuing result of changes in purchasing practices in the U.S. market related to the trend to direct contracting by the cigarette manufacturers. Comparisons to prior years of this year's unit volume and sales revenue for the U.S. operations will not be meaningful as a result of this change. Unit volumes increased in Africa, Asia and Europe, which offset the volume shift to the second quarter of the current fiscal year due to the addition of the second processing line in Brazil. Unit volumes for these markets increased 19% for the nine months of the current fiscal year and average selling prices during the current nine months were 6% lower than corresponding period in fiscal 2001. Nontobacco sales of $46.7 million and $140.2 million for the current quarter and nine months, respectively, were down 26% and 17% from the same periods a year earlier. The reduction was mainly due to weak textile industry demand resulting from the drop-off in the demand for textile goods as the consumers continue to react to global economic uncertainty.

Gross profit for the quarter and nine months was $32.1 million and $101.6 million, versus $37.5 million and $91.6 million for the corresponding periods in fiscal 2001. Tobacco margins for the quarter and nine months were higher than the corresponding prior year periods due to sales mix. Wool margins were considerably lower than prior year mainly due to weak textile industry demand. Last fiscal year the Company terminated its operations in Tanzania and exited that market which resulted in a reduction in tobacco division gross margin and a reduction in after tax income of $5.5 million. Selling general and administrative expenses were in line with the prior year for the quarter and nine months. The increase in other income (expense)-net for the nine months period was mainly due to insurance recoveries of $0.9 million. The Company's debt purchase program, lower inventories and lower rates on short-term borrowings contributed to reducing total interest expense by $3.9 million and $8.9 million for the quarter and nine months.

The effective tax rate for the current quarter and nine months has decreased to 29% and 42% from 49% and 46% in the corresponding prior year periods. This was due to differences in tax rates and relief available in areas where profits are earned and losses are incurred.

Basic income before extraordinary items for the quarter was $5.9 million, or $0.44 per share, versus $5.7 million, or $0.43 per share, for the corresponding prior year quarter. For the nine months period, the basic income before extraordinary items was $22.8 million, or $1.71 per share, versus $12.4 million, or $0.95 per share, in the prior year period. The prior year periods net income included extraordinary gains of $0.11 and $0.16 per share for the quarter and nine months for basic and $0.09 and $0.14 for diluted, due to buyback of convertible subordinated debentures. The diluted earnings before extraordinary items per share for the current quarter and nine months were $0.43 and $1.63 versus $0.42 and $0.95 for the prior year periods.

STANDARD COMMERCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

Working capital at December 31, 2001 was $212.1 million, compared to $197.8 million a year earlier. Long-term debt and convertible subordinated debentures at December 31, 2001 were $5.4 million lower than a year ago. Most of the working capital increase was due to contributions from operating activities. During the current nine months the Company bought back $2.0 million of its senior notes and $0.3 million of its convertible subordinated debentures using internally generated working capital. The Company intends to make additional purchases of long-term debts as and when its liquidity and market conditions permit. Capital expenditures of $10.8 million during the current nine months consisted of $9.0 million routine expenditures in the tobacco division and $1.8 million in the wool division. The Company continues to closely monitor its inventory levels, which are down from $305.3 million a year ago to $222.6 million at December 31, 2001.

On June 7, 2001 the Company's major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $250.0 million to $230.0 million and the maturity date was extended to July 31, 2003 from July 31, 2002. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. In addition, the Company has other local short-term credit facilities for its wool division and other tobacco subsidiaries who are not in the global revolving credit facility of the Company's major tobacco subsidiaries. Debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $17.8 million of retained earnings available for distribution as dividends at December 31, 2001.

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

PART II - OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  The following exhibits are filed as a part of this report:

             11   Computation of Earnings per Common Share.

         b. The Company filed a Current Report on Form 8-K on October 01, 2001 to report an announcement regarding its intent to buy the Wilson, North Carolina leaf-processing operations of Brown & Williamson Tobacco Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 5, 2002.
                                           STANDARD COMMERCIAL CORPORATION
                                                        (Registrant)


                                           By    /s/   Robert E. Harrison
                                             -----------------------------------
                                              Robert E. Harrison
                                              President, Chief Executive Officer


                                           By    /s/   Robert A. Sheets
                                             -----------------------------------
                                              Robert A. Sheets
                                              Vice President and Chief Financial
                                              Officer