Form 10-K
period 2002-03-31
STANDARD COMMERCIAL CORP
filed 2002-06-27
CIK 93319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2002

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

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

         Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At June 14, 2002, there were 13,371,988 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of the Registrant based on the New York Stock Exchange closing price on June 14, 2002 was approximately $268,776,959.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended March 31, 2002 and definitive proxy statement for the Annual Meeting of Shareholders currently scheduled to be held on August 13, 2002 are incorporated by reference into Parts II, III and IV of this Form 10-K.

         Some of the statements contained in this report discuss our plans and strategies for our business and are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act. The words "anticipate," "believe," "estimate," "expect," plan," "intend" and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward-looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

            .   Unforeseen changes in shipping schedules;
            .   The balance between supply and demand for our products;
            .   Continued consolidation among our tobacco product manufacturer customers;
            .   Market, economic, political and weather conditions in the United
                States and worldwide; and
            .   The other factors discussed in this report.

          In evaluating these forward-looking statements, you should specifically consider the risks described above and in other parts of this report, including the sections captioned "Risks Relating to Our Operations," "Risks Relating to the Tobacco Industry," "Risks Relating to Our Wool Operations" and "Risks Relating to Owning Our Stock" under "ITEM 1. BUSINESS". These factors might cause our actual results to differ materially from any forward-looking statement.

                                     PART I

Item 1.  Business.

General

         Standard Commercial Corporation is principally engaged in two international businesses - tobacco and wool. We are one of the three global independent leaf tobacco merchants serving the large multinational cigarette manufacturers. We have a major market presence in a number of the emerging and low-cost flue-cured and burley tobacco growing regions, including China, India, Malawi and Thailand. Founded in 1910, we purchase, process, store, sell and ship tobacco grown in over 30 countries, servicing cigarette manufacturers from 25 processing facilities strategically located throughout the world. We also are engaged in purchasing, processing and selling various types of wool and are a world leader in the trading of scoured wool.

         The only change in our business segments since April 1, 2001,relate to the decision to discontinue operations in four of our wool units. This action will result in exiting the Argentina, South Africa and New Zealand wool markets as well as closing our specialty fibers business in Holland. The remaining wool operations are concentrated on the core sourcing, processing and sales markets of Australia and Europe and the carpet sector of the wool industry. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material. You can find financial information on our business segments and geographic sources and locations of our business and properties in the notes to our consolidated financial statements, which are included in our 2002 Annual Report to Shareholders, which is an exhibit to this report. We do not own any material patents, trademarks, licenses, franchises or concessions, nor do we engage in any significant research activity.

The Leaf Tobacco Industry

         Multinational cigarette manufacturers, with one principal exception, rely primarily on global independent leaf tobacco merchants like us to process and supply leaf tobacco used in the manufacturing process. Leaf tobacco merchants select, purchase, process, store, pack and ship tobacco, and, in a growing number of emerging markets, provide agronomy expertise and financing for growing leaf tobacco. We are one of three global independent leaf tobacco merchants currently operating in the world. We believe the following are important trends in the leaf tobacco industry:

         Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in other parts of the world. Several multinational cigarette manufacturers have made significant investments in the former Soviet Union, which we believe might lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco, sourced and processed by the three global independent leaf tobacco merchants, including us, has grown.

         Growth in Foreign Operations of Multinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the former Soviet Union, in order to increase presence in these markets. As cigarette manufacturers expand their global operations, we believe there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic tobacco content laws in some foreign countries. We also believe that the international expansion of cigarette manufacturers will cause these manufacturers to place greater reliance on the services of leaf tobacco merchants like us with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

         Growth in Foreign-Sourced Tobacco. In an effort to respond to cigarette manufacturers' increasing demand for lower cost American-blend tobacco, the major leaf tobacco merchants have made significant investments in Africa, Asia, Europe and South America, the principal sources of flue-cured, burley and oriental tobacco outside the United States. We expect this trend to continue in the foreseeable future as the quality of foreign-grown tobacco continues to improve.

         Global Market Conditions. In the U.S. market, the late November 1998 settlement between the cigarette manufacturers and the states for health care claims resulted in major price increases in the United States, which affected demand negatively. The negative impact of these price increases has lessened in the last two years and U.S. market dynamics have stabilized. Our supply/demand models indicate that currently, global supplies of flue-cured and burley tobaccos are basically in line with demand. We believe there currently remains an oversupply of oriental tobacco.

Our Tobacco Operations

         We have developed an international network through which we purchase, process and sell tobacco. In addition to processing facilities in North Carolina and Kentucky, we own or have an interest in processing facilities in Brazil and Zimbabwe, both significant exporters of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Turkey, the leading exporter of oriental tobacco. We also have processing facilities in Argentina, Italy, Russia, Spain and Thailand. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Brazil, Canada, China, India, Kenya, Kyrgyzstan and Ukraine. We also own and operate cut rolled expanded stem, or CRES, processing facilities in the United States and Russia.

         Purchasing. The tobacco in which we deal is grown in over 30 countries. We believe that our diversity in sources of supply, combined with a broad customer base, helps shield us from seasonal fluctuations in quality, yield or price of tobacco crops grown in any one region. We rely primarily on revolving lines of bank credit and internal resources to finance our purchases. Quite often the tobacco serves as collateral for the credit. The period of exposure, with some exceptions, generally is limited to a tobacco season and the maximum exposure is limited to a shorter period.

         Leaf tobacco merchants like us generally purchase tobacco at auction or directly from growers. Tobacco grown in the United States, Canada, India, Malawi and Zimbabwe generally is purchased at auction. Beginning in 2000, the U.S. market began shifting from auction purchases to direct contracting with growers, and continues to do so at an accelerating rate. We estimate that 80% of the 2002 crop will be contracted. We expect most of those contracts will be between the farmer and the cigarette manufacturer, with us acting as an agent for the manufacturer. We generally employ our own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. At present, the largest amounts of tobacco purchased by us outside the United States come from Argentina, Brazil, China, Greece, India, Italy, Malawi, Spain, Thailand, Turkey and Zimbabwe.

         Although Argentina, Brazil, China, Greece, Italy, Spain, Turkey and Thailand are major tobacco producers, there are no tobacco auctions in these markets. In these markets, we buy tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although these purchases are usually made with some knowledge of our customers' requirements. In some of these markets we advance or finance the purchase of fertilizer and other supplies to assist farmers in growing the crop and are repaid with deliveries of tobacco. During fiscal 2002, the maximum aggregate amount of such advances by us at any one time was $56.3 million.

         Processing. The tobacco we purchase generally is perishable and must be processed within a relatively short period of time to prevent deterioration in quality. Consequently, we have located our processing facilities near the areas where we purchase tobacco. Prior to and during processing, we take a number of steps to ensure consistent quality of the tobacco. These steps include regrading and removing undesirable leaves, dirt and other foreign matter. Most of the tobacco is then blended to meet customer specifications and threshed; however, some of it is processed in whole-leaf form and sold to some of our customers. Threshing involves mechanically separating the stem from the tissue portions of the leaf, which are called strips, and sieving out small scrap. Considerable expertise is required to produce strips of large particle size and to minimize scrap.

         Strips and stems are redried and packed separately. Redrying involves further reducing the natural moisture left in the tobacco after it has been cured by the growers. The objective is to pack tobacco at safe moisture levels so that it can be held by the customer in storage for long periods of time. We continually perform quality control checks during processing to ensure that the product meets customer specifications as to yield, particle size, moisture content and chemistry. Customers are frequently present at the factory to monitor results while their tobacco is being processed.

         Redried tobacco is packed in hogsheads, cartons, cases or bales for storage and shipment. Packed tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

         We process our tobacco in three wholly-owned plants in the United States and 13 other facilities around the world owned or leased by our subsidiaries and affiliates. In addition, we have access to four other processing plants in which we have no ownership interest. In all cases, tobacco processing is under the direct supervision of our personnel. We maintain modern laboratory facilities to assist in selecting tobacco for purchase and to test tobacco during and after processing.

         We believe that our plants are efficient and are adequate for our purposes. We also believe that tobacco throughput at our existing facilities could be increased if necessary without major capital expenditures.

         Selling. Our customers include all of the world's leading manufacturers of cigarettes and other consumer tobacco products. These customers are located in approximately 85 countries throughout the world. We employ our own salesmen, who travel extensively to visit our customers and to attend tobacco markets worldwide with our customers, and we also use agents for sales to customers in some countries. Sales are made on open account to customers who qualify based on experience or are made against letters of credit opened by the customer prior to shipment. The majority of sales are made in U.S. dollars. We receive payment for most tobacco we sell after the tobacco has been processed and shipped.

         The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities, all of whom are our customers. In fiscal 2002, our five largest customers accounted for approximately 49% of total sales (59% of tobacco sales). In fiscal years 2002, 2001 and 2000, one customer accounted for 14%, 17%, and 19% of total sales, respectively. We believe that formal purchase contracts are not customary in the global leaf tobacco industry and that agreements to purchase tobacco generally result from the supplier's course of dealings with its customers. We have done business with most of our customers for many years. We believe that we have good relationships with our large customers; however, the loss of any one or more of these customers could have a material adverse effect on our operations.

         As of March 31, 2002, we had tobacco inventory of $185.7 million, compared to $183.0 million at March 31, 2001. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco in the Leaf Tobacco Industry.

Competition in the Leaf Tobacco Industry

         The leaf tobacco industry is highly competitive. Competition among independent leaf tobacco dealers is based primarily on the price charged for products and services; the ability to meet customer demands and specifications in sourcing, purchasing, blending, processing and financing tobacco; and the ability to develop and maintain long-standing customer relationships by demonstrating a knowledge of customer preferences and requirements. Although most of our principal tobacco customers also purchase tobacco from our major leaf tobacco competitors, Universal and Dimon, our relationships with our largest tobacco customers span many years and we believe that we have the personnel, expertise, facilities and technology to remain successful in the industry. In addition, we believe that the consolidation of the leaf tobacco industry has provided opportunities for us to enhance our relationship with and increase sales to some cigarette manufacturers.

Worldwide Tobacco Presence

         United States. We own and operate a total of three processing facilities located in North Carolina and Kentucky and purchase tobacco at all major markets in the United States, including flue-cured tobacco markets in North Carolina,

South Carolina, Virginia, Georgia and Florida; burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina; and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco generally are sold at public auction to the highest bidder. Commencing in late 2000, the U.S. market began undergoing a shift away from the auction system and moving to direct contracting. In most cases, the cigarette manufactures contract their requirements of leaf tobacco directly with the grower. We often act as an agent to secure these contracts and receive a commission for these services. We continue to receive and process the contracted tobacco and receive fees and processing revenues from the manufacturers. We estimate that as much as 80% of the total 2002 flue-cured crop will be contracted in this manner. The remainder of the crop will continue to be sold at auction. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. Tobacco grown in the United States is more expensive than most foreign grown tobacco, resulting in a declining trend in exports, which we believe should be offset by increased demand for foreign tobacco.

         South America. We currently sell, as we have for many years, leaf tobacco produced in Brazil by Souza Cruz, a subsidiary of British American Tobacco, plc. (BAT)., that has approximately 80.0% of the domestic cigarette market in Brazil. During fiscal 1998, trusts established by us acquired Meridional de Tobaccos Ltda., the fourth largest leaf tobacco processor in Brazil. The ownership of this operation complements our continuing 28-year relationship in Brazil with Souza Cruz, and provides us with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China). In fiscal 2002, we purchased the processing assets of Nobleza Picardo, the Argentinean subsidiary of BAT. We signed a long-term processing contract for Nobleza's domestic processed leaf requirements.

         Turkey and Greece. We are one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. During fiscal year 2001, we effectively exchanged our 51% ownership of our subsidiary in Greece for the 49% minority ownership position of our Turkish subsidiary. We now own 100% of the Turkish subsidiary and continue to market the 2001 Greek crop on a sales commission basis for the previous minority investor. We also maintain our own buying operation for Greek tobaccos and have entered into a processing agreement with SEKE, a Greek entity that is owned by a group of farmer collectives.

         Malawi, Zimbabwe and Tanzania. In Malawi, the largest exporter of low-cost burley tobacco in the world, we have a leading market position and service the large multinational cigarette manufacturers from our facilities in Lilongwe. We also are a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in our facilities. In Zimbabwe, we purchase flue-cured tobacco and to a lesser extent burley tobacco, which we process in our minority-owned facility. In fiscal 2001, we made a decision to exit the Tanzanian market and sold our 20% interest in a privately-owned and -operated processing facility in Morogoro, Tanzania.

         China, Thailand and India. We have provided agronomy services and funded a variety of projects in China since 1981 and believe that we are the largest independent exporter of Chinese leaf tobacco. We currently operate three government-owned tobacco processing facilities in China. In fiscal 1999, we expanded our presence in China and expect to increase our production in the area through strategic alliances with the Chinese government. We are also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which we purchase directly from farmers or in some cases from middlemen or curers. Flue-cured tobacco is grown mainly in northern Thailand, burley tobacco is grown in central Thailand and oriental leaf tobacco is grown in northeast Thailand. We currently process tobacco in Thailand in two facilities in which we own a minority interest. In India, an emerging source of low-cost filler tobacco, we purchase primarily flue-cured tobacco. We have entered into a joint venture with a local partner in Guntur, India for a new processing facility, which began operations in fiscal 2001.

         Other Foreign Operations. We also have foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and Zaire.

The Wool Industry

         We are a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, we own and operate an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. We do not raise sheep or produce textile products. For fiscal 2002, we derived approximately 17% of our revenue from our wool division.

         The wool industry is highly fragmented, with a large number of small dealers handling wool, often from limited origins. There are two broad categories of wool fibers: fine wool from merino sheep and coarse wool from crossbred sheep. Merino wool is used to make products for the apparel trade such as fine sweaters and worsted fabrics for high quality suits. Crossbred wool is used to make carpets, coarser worsted fabrics such as upholstery and draperies, and woolens used in knitwear and hand-knitting yarns. Most merino wool for export is produced in Australia, followed by South America and South Africa. The main sources of crossbred wool for export are New Zealand, the United Kingdom and South America.

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

         Prior to 1991, Australian woolgrowers operated under a government price support program. Under this program, the Australian government accumulated a stockpile of 827,000 metric tons (raw weight) of wool. In 1991, the Australian government abandoned its price support program, effectively creating a free market for wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry, and leading to the development of market conditions necessary for a correction in what had become a major imbalance between supply and demand. Wool International, an organization created by the Australian government, was responsible for the reduction of the stockpile. Sales from the stockpile were frozen in October 1998 and the operation was privatized. In mid-1999, the newly created company, WoolStock, resumed sales from the stockpile, which was completely liquidated by the summer of 2001.

Global Wool Market Conditions

         The global condition of the wool industry reversed from a promising outlook at the end of fiscal 2001 to a depressed state in fiscal 2002. The combination of the effects of the hoof and mouth disease outbreak in Europe late last year that resulted in reducing herd sizes and the continued drought conditions in Western Australia that have had a like effect on herd sizes have reduced the size of the wool clip. The shortage of supply prompted raw wool prices to rise to record levels in fiscal 2002. These higher prices are not being accepted by the spinning and weaving industries. As wool is a substitutable product and the price of alternate fibers is low, demand has been slack. This has resulted in poor trading conditions in the wool industry. Until the demand issues are resolved, the industry will remain depressed.

Our Wool Operations

         From the outset, our strategy has been to build a large international wool network, primarily through the acquisition of well-established traders and processors. As a result of our acquisitions and the continuing consolidation of the wool industry, we have become one of the world's largest traders and processors of wool. We own and operate processing facilities in four countries, including scouring mills in South Africa, France and the United Kingdom and combing mills in Chile and France. We also have joint ownership of an aqueous scouring facility in Western Australia, the only one of its type in the region, and a scouring facility in New Zealand. We also use the services of commission processors in Argentina, Australia, Belgium, Germany and Italy. During fiscal 2002, as a result of weak market conditions in the industry, we decided to scale back our operations to the core markets of Australia, France, Germany, Chile and the UK. Accordingly, we have identified the South Africa, New Zealand and Argentina units, as well as the specialty fibers operation in Holland as discontinued operations and will exit those markets.

         Purchasing. We deal in wool from all of the major producing areas, the most significant of which are Argentina, Australia, Chile, New Zealand, South Africa and the United Kingdom. We have buying offices in all of these areas. Our employees buy wool at auctions and through negotiations with woolgrowers. Although most wool is shorn before it is purchased, some wool is purchased "on the back" before shearing. As in our tobacco business, most of our purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. We typically pay for our wool purchases in the currency of the country of origin, and hedge the currencies of our purchase and sale commitments with forward transactions. We do not engage in currency transactions for the purpose of speculation.

         Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. We sell some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at our plants in South Africa, France and the United Kingdom, and at our jointly owned facilities in Australia and New Zealand, or by commission scourers in Argentina, Australia and Belgium. Similarly, tops are produced in our plants in Chile and France, and by commission combers in

Argentina, Australia, Italy and Germany. Our French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

         A top is a continuous strand of straightened and combed longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines align the fibers to produce a "sliver" of parallel fibers while removing foreign matter. Slivers are combed and combined to produce a stronger "rope" or a top suitable for spinning. Tops are wound into bobbins weighing approximately 22 pounds, which are packed and shipped to customers in the apparel industry for further manufacturing. We maintain laboratory facilities for analyzing and testing wool and lanolin.

         Selling. We currently derive approximately 64% of our wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. In fiscal 2002, processed wool (i.e., scoured and tops) accounted for approximately 69% of our wool revenues, followed by greasy wool (20%), and specialty fibers and lanolin and other (11%). Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufacturers of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. Our largest wool customer accounted for less than 2% of total sales and 5% of total wool sales for fiscal 2002. Sales are typically made in local currencies of our customers.

         We rely primarily on short-term bank credit and internal resources to finance our wool purchases. The period of exposure generally is limited to only a few months. At March 31, 2002 and 2001, we had outstanding orders for wool of approximately $82.3 million and $99.0 million, respectively.

Competition in the Wool Industry

         The wool industry is more fragmented than the leaf tobacco industry. Major competitors include Chargeurs, ADF, BWK and a number of Japanese trading firms, the largest of which is Itochu. Key factors for success in the wool business are broad market coverage, a full range of wool types, technical expertise in buying and processing and high quality customer service. We believe that our processing and marketing capabilities and buying and trading expertise enable us to compete effectively and that our broad geographical trading base enables us to react quickly to price changes to supply wool of similar types and blending quality from different countries or areas while keeping the highest quality standards.

Employees

         At March 31, 2002, we had a total of approximately 2,648 full-time employees, including approximately 359 in the United States and approximately 940 full-time employees in affiliated companies. As of that date, approximately 2,149 of our full-time employees were in the tobacco business and approximately 499 were in the wool business. Our tobacco business typically employs an additional 5,500 to 5,800 part-time employees during peak production periods.

         Our principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of our hourly employees, many of whom are seasonal. The agreement expires on March 31, 2005. We believe our relations with our employees covered by this agreement are good. Our employees at the French wool plant also are represented by labor unions under an agreement subject to renewal every December 31. We believe that our relations with our employees in France are good.

Risks Relating to Our Operations

Our financial results will vary according to growing conditions, customer requirements and other factors, which reduces your ability to gauge our performance and increases the risk of an investment in our common stock.

         Our financial results, particularly the quarterly financial results, might be significantly affected by fluctuations in tobacco growing seasons and crop sizes, and wool growing seasons and production, all of which are dependent upon a number of factors, including governmental agricultural programs in some countries, availability of shipping, and the weather and other natural events, such as hurricanes, tropical storms or droughts.

         Further, because of the timing and unpredictability of customer requirements, orders and shipments, we keep tobacco and wool in inventory, which increases our risk and results in variations in quarterly and annual financial results.

We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results might vary significantly depending on our customers' needs and shipping instructions.

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our common stock.

         Effective April 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings. We have not used interest rate swaps to mitigate our exposure to changes in interest rates. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of hedging instruments can be expected to appreciate or depreciate over time. We plan to continue the practice of economically hedging various components of our debt. However, as a result of SFAS No. 133, such hedging instruments might create volatility in future reported earnings.

         In addition, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets", effective April 1, 2002. As a result of adoption of SFAS No. 142, we no longer amortize goodwill and intangible assets, which will result in increased earnings. However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period. This could cause variances in our reported earnings in different quarters and years, which might impair your ability to compare results in those periods.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have early adopted SFAS No. 144.

The shift to direct buying of green tobacco by many of our U.S. customers will affect your ability to compare our quarter-to-quarter or year-to-year results and could have an adverse effect on our results of operations.

         Comparability of our sales revenues will be affected by the shift to direct contract buying in the United States. Traditionally in the United States, we have taken ownership of all green tobacco we purchase, then process and resell that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, which began with the 2000 U.S. burley crop, major U.S. customers have begun purchasing green tobacco directly from the growers. Although we expect that the tobacco purchased directly from growers by our customers will continue to be processed in our U.S. facilities, we might no longer take ownership of that tobacco and might no longer record revenues associated with its resale. With the shift to direct contract buying, our sales and other operating revenues were negatively impacted in fiscal 2001 and 2002. We expect to continue to earn and record service revenues for the processing of all such tobaccos for our customers. We do not expect that our gross profit will be materially affected by the shift to direct contract buying by our customers, although sales revenues will be reduced and our profit margin might improve. In addition, although we expect to purchase the majority of our flue-cured and burley crop requirements through direct contract buying, we will still need to maintain buying personnel in the residual auction markets, which could affect our ability to manage our costs.

Our extension of credit to tobacco growers could have an adverse effect on our financial condition.

         We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower's agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to growers could have a material adverse effect on our financial condition or results of operations.

Competition could adversely affect our operating results.

         The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the prices charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. We are one of three major global competitors in the leaf tobacco industry, and we are dependent upon a relatively small number of large cigarette manufacturing customers. The number of cigarette manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Our reliance on a small number of significant customers could adversely affect our results of operations.

         Our customers are manufacturers of cigarette and tobacco products in many countries around the world. Several of these customers individually account for a significant portion of our sales in a normal year. Of our total tobacco sales in fiscal 2002, 2001 and 2000, approximately 59%, 56% and 58%, respectively, represented sales to our five largest tobacco customers. In fiscal 2002, 2001 and 2000, one customer accounted for 14%, 17% and 19%, respectively, of our total sales. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease our customer's demand for our leaf tobacco or processing services. The loss of any one or more of our customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

         We do business in over 30 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including terrorism, unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

         Our tobacco business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our tobacco operating results.

         Our wool business involves many currencies. We typically buy wool in the currency of the source country and sell in the currency of the destination country. We generally hedge our purchase and sale commitments through netting of expenses or with forward currency transactions. No hedging program is completely effective in offsetting currency risks, however, and fluctuations in the value of currencies can significantly affect our wool operating results.

         In addition, the devaluation of foreign currencies, particularly Asian and Eastern European currencies, has resulted and might in the future result in reduced purchasing power from customers in these areas. We might incur a loss of business as a result of the devaluation of these currencies now or in the future.

Terrorist attacks on the United States or its allies, and the continuing fear of future attacks, might have unpredictable adverse effects on global economic conditions, the financial markets and our business and results of operations.

         The September 11, 2001 terrorist attacks on the United States, and the continuing fear of future attacks, have caused uncertainty and volatility in the U.S. and international economies and financial markets. Terrorist attacks might also be targeted against U.S. businesses operating abroad or U.S. allies. We cannot predict what effect the international terrorist threat, including retaliatory measures that have been taken, and those that might be taken in the future, might have on global economic conditions, the financial markets, or on our business and results of operations.

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.

         The tobacco industry, both in the United States and abroad, continues to face a number of issues that might reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

         These issues, some of which are more fully discussed below, include:

            . governmental actions seeking to make tobacco product manufacturers liable for adverse health effects associated with smoking and exposure to environmental tobacco smoke;

            . smoking and health litigation against tobacco product manufacturers;

            .   possible tax increases on consumer tobacco products;

            . current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;

            .   governmental and private bans and restrictions on smoking;

            . actual and proposed price controls and restrictions on imports in countries outside the United States;

            . restrictions on tobacco product manufacturing, marketing, advertising and sales;

            .   the diminishing social acceptance of smoking;

            .   increased pressure from anti-smoking groups; and

            . other tobacco product legislation that might be considered by Congress, the states and other countries.

Tobacco product manufacturer litigation may reduce demand for our services.

         Our primary customers, the leading cigarette manufacturers, face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. The cumulative effect of the lawsuits on our customers could reduce their demand for tobacco from us. These lawsuits have been brought by (1) individuals and classes of individuals alleging personal injury, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars. In September 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars in alleged federal smoking-related health care costs. Additional plaintiffs continue to file lawsuits. Several of these cases have resulted in verdicts in the hundreds of millions and even billions of dollars.

         In November 1998, several United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota and an environmental tobacco smoke and health class action brought on behalf of airline flight attendants. The MSA has received final judicial approval in all 52 settling jurisdictions.

         Key provisions of the MSA are as follows:

            . payments of approximately $206 billion over 25 years from the cigarette manufacturers to the states;

            . marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of most sporting events by brand names;

            . disbanding the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;

            . eliminating vending machine sales and requiring that all tobacco products be behind a counter; and

            . making payments of $1.7 billion for educational efforts about the dangers of smoking and to discourage youth smoking.

         Other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions.

         It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers, or the extent to which these actions might adversely affect our customers, their demand for our product and our business generally. Unfavorable outcomes in pending cases could encourage the commencement of additional litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco product industry continue to receive widespread media attention. These developments might negatively affect the perception of potential judges and juries with respect to the tobacco product industry, possibly affecting the outcome of litigation. Although we are not a party to this litigation, the MSA or any state settlement agreement, determinations that are adverse to the manufacturers could adversely affect their purchases as our customers.

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services.

         In recent years, members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish antismoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco product advertising. It is not possible to determine the outcome of these regulatory initiatives, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

         Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.

         A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. It is impossible to predict the extent to which these and any additional restrictions might affect our business.

         In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, we and several of our employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. We have received notice that this investigation has been concluded without any action taken against us. In addition, we are currently defending a class action claim brought on behalf of U.S. tobacco growers alleging that cigarette manufacturers and certain leaf tobacco merchants violated U.S. antitrust laws by bid-rigging tobacco auctions and conspiring to undermine the tobacco quota and price support program. The Company believes it has meritorious defenses to the suit and intends to vigorously defend it.

            In October 2001, the Directorate General - Competition of the European Commission (the DG Comp),began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including the Company's subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. The Company believes, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller's cooperatives. The investigation is in its very early stages and although the fines, if any, that the DG Comp may assess on the Company's subsidiaries could be material, The Company is not able to make an accurate assessment of the amount of any such fines at this time.

         Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales might not continue and that existing sales might decline. We cannot predict the extent to which any of these issues might affect our business.

Risks Relating to Our Wool Operations

Downturns in the wool industry could negatively affect our operations.

         The wool industry experienced a severe decade-long downturn beginning in 1989 that was triggered by the withdrawal of China from international wool markets, economic turmoil in Eastern Europe and the states of the former Soviet Union and recessionary conditions in Western Europe. These events led to a decrease in demand for wool on the world market. At the same time, a worldwide oversupply of wool had developed, largely due to artificially high prices caused by the Australian price support program, under which the Australian government stockpiled wool. In 1991, the Australian government abandoned its price support program, effectively creating a free market for wool and began selling its stockpile of wool. Under free market conditions, prices fell substantially and immediately, creating difficult trading conditions for the wool industry. The stockpile was completely sold by the summer of 2001. Supply and demand imbalances, downturns or other adverse market conditions could occur in the future which might negatively affect the wool industry which, in turn, could affect our operations.

Widespread disease among livestock could negatively impact our operations.

Wool production is dependant on the supply of sheep for wool shearing. Although the outbreak of hoof and mouth disease in Europe in early 2001 primarily impacted sheep for the meat market rather than for the wool market, a widespread outbreak of any livestock disease could negatively affect wool production and, in turn, our operations.

Our wool operations produce significant effluent waste, which could subject us to significant liability which could negatively affect our operations and financial condition.

         Our wool scouring and top making operations involve discharges of significant amounts of effluent waste, which could subject us to significant liability under applicable foreign laws relating to the protection of the environment in the event we failed to comply with those laws. Any noncompliance could result in fines and clean-up expenses that could negatively impact our financial condition. Any noncompliance also could have a material effect on our competitive position in those countries.

Risks Relating to Owning Our Stock

Antitakeover provisions could discourage a takeover that you consider to be in your best interest or prevent the removal of our current directors and management.

         We have adopted a number of provisions that could have antitakeover effects or prevent the removal of our current directors and management. We have adopted a shareholder protection rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire our company in a manner or on terms not approved by our Board of Directors. The rights plan will not prevent an acquisition that is approved by our Board of Directors. Our charter authorizes the Board of Directors to determine the terms of up to 1,000,000 shares of undesignated preferred stock and issue them without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control of our company in order to remove our current directors and management. These provisions could make more difficult the removal of our current directors and management or a takeover of our company, even if the events could be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

Our stock price has been volatile, which makes investing in our common stock risky.

         Our stock price has been volatile and might continue to be, making an investment in our common stock risky. Between December 2000 and May 2002, the price of a share of our common stock varied from $4.56 to $21.15.

         The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies. In addition, the market prices of the common stock of many publicly traded companies have in the past and can in the future be expected to be volatile. In addition, the trading prices of securities of tobacco-related public companies have fluctuated widely. Announcements of tobacco-related lawsuits, tobacco-related medical findings, regulatory developments in both the United States and other countries, public concern as to the safety of tobacco products, and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

ITEM 2. PROPERTIES.

Tobacco Operations

         We generally conduct our tobacco processing operations in facilities near the area of production. In some places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of our personnel. A current summary showing our or our affiliates' principal tobacco operating properties is shown below:

                                                                                          AREA
           LOCATION                            PRINCIPAL USE                         (SQUARE FEET)
           --------                            -------------                         -------------
UNITED STATES
       Wilson, NC                       Factory/storage                                   1,088,406
       King, NC                         Factory                                             134,600
       Springfield, KY                  Factory/storage                                     392,000

TURKEY
       Izmir                            Factories/storage                                   500,000



MALAWI
       Lilongwe                         Factory/storage                                     776,000

ZIMBABWE
       Harare                           Factory/storage                                     565,800*
       Harare                           Storage                                             233,500

THAILAND
       Chiengmai                        Factory/storage                                     864,000
       Banphai                          Factory/storage                                     448,000

ITALY
       Caserta                          Factory/storage                                     788,385

SPAIN
       Benavente                        Factory/storage                                     211,266
       Benavente                        Storage                                             107,600*

BRAZIL
       Santa Cruz do Sul                Factory/storage                                     821,867

ARGENTINA
       El Carril                        Factory/storage                                     404,723

INDIA
       Guntur                           Factory/storage                                     820,421

RUSSIA
       St. Petersburg                   Factory/storage                                     147,886


* Leased facility.

         We believe our tobacco operating properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of our business.

Wool Operations

         We generally conduct our scoured wool operations in the country of origin, and process wool tops in France and Chile. A current summary showing our or our affiliates' principal wool operating properties is shown below:

                                                                                         AREA
           LOCATION                            PRINCIPAL USE                         (SQUARE FEET)
           --------                            -------------                         -------------
AUSTRALIA
       Fremantle                                     Storage                                200,000
       East Rockingham                               Factory/storage                      1,076,400

CHILE
       Punta Arenas                                  Factory/storage                         57,000

FRANCE
       Tourcoing                                     Factory/storage                        964,900

NETHERLANDS**
       Dongen                                        Storage                                 23,700

NEW ZEALAND**
       Winchester                                    Factory/storage                         85,000

SOUTH AFRICA**
       Port Elizabeth                                Factory/storage                         70,000*

UNITED KINGDOM
       Bradford                                      Factory/storage                        165,000

* Leased facility.
** Classified as available for sale as a discontinued operation

         We believe our wool operating properties are generally well maintained, in good operating condition and are suitable and adequate for the normal growth of our business.

ITEM 3. LEGAL PROCEEDINGS.

         On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit"). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgement interest, attorney's fees and costs of litigation. On April 3, 2002, the Court granted the plaintiffs' motion for class action certification. We intend to vigorously defend the Deloach Suit, including joining a petition to the United States Court of Appeals for the Fourth Circuit for appeal of the class certification. Because the suit is still in its initial stages, we cannot estimate the amount or range of loss that could result from an unfavorable outcome.

            In October 2001, the Directorate General - Competition of the European Commission (the DG Comp),began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including the Company's subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. The Company believes, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller's cooperatives. The investigation is in its very early stages and although the fines, if any, that the DG Comp may assess on the Company's subsidiaries could be material, The Company is not able to make an accurate assessment of the amount of any such fines at this time.

         Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operation or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the quarter ended March 31, 2002.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Name                                          Age                       Positions
----                                          ---                       ---------
Robert E. Harrison                             48           President and Chief Executive Officer
Alfred F. Rehm                                 53           President - Tobacco Division
Paul H. Bicque                                 58           Managing Director - Wool Division
Henry C. Babb                                  57           Vice President - Public Affairs, General Counsel
                                                                 and Secretary
Ery W. Kehaya, II                              50           Vice President and Chief Information Officer
Michael K. McDaniel                            52           Vice President-Human Resources
Robert A. Sheets                               47           Vice President and Chief Financial Officer
Keith H. Merrick                               47           Vice President and Treasurer
Hampton R. Poole, Jr.                          50           Vice President and Controller
Timothy S. Price                               43           Vice President - Business Planning
                                                                 and Development
Krishnamurthy Rangarajan                       59           Vice President and Assistant Secretary

         Business experience during the past five years of our executive officers and key employees is set forth below.

         Robert E. Harrison was appointed President and Chief Executive Officer in August 1996. He was employed in July 1995 as Senior Vice President and Chief Financial Officer and retained the latter position until April 1998. Prior to joining the Company, he was employed by RJ Reynolds Tobacco International in a number of positions in the Far East.

         Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President - Sales of our Tobacco Division since February 1995. He joined in 1978 and his 33-year career in the tobacco industry includes experience in all phases of the leaf department.

         Paul H. Bicque has served as Managing Director of our Wool Division since December 1995. From 1992 to December 1995, he served as a Commercial Director of our Wool Division

         Henry C. Babb joined in December 1997 as Vice President - Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining the Company, Mr. Babb practiced law for 28 years, including 27 years as a partner with a law firm in Wilson, North Carolina.

         Ery W. Kehaya, II was appointed Vice President and Regional Manager, North America of our Tobacco Division in 1998. Prior to that, he had been named Tobacco Division Vice President - Operations in 1995 and Sales Director in 1993, and has been a Corporate Vice President since 1992.

         Michael K. McDaniel joined as Director-Human Resources in November 1996 and was elected Vice President-Human Resources in June 1997. From 1995 to November 1996 he was a partner in a human resources consulting firm, and from 1978 to 1995 he was Director of Human Resources and Organizational Development for the City of Wilson, North Carolina.

         Robert A. Sheets was appointed Vice President and Chief Financial Officer in April 1998. He joined in October 1995 as Assistant Controller. His previous experience included 10 years in the foods and international tobacco divisions at RJR Nabisco. Mr. Sheets is a Certified Public Accountant.

         Keith H. Merrick has served as our Treasurer since 1993 and was elected a Vice President in 1996. Prior to joining, he was employed as a Vice President of First Union National Bank of North Carolina.

         Hampton R. Poole, Jr. was appointed Vice President in 1996 and has served as our Controller since 1993. He joined in 1984 and is a Certified Public Accountant.

         Timothy S. Price was appointed Vice President - Business Planning and Development in June 1998. He had been Financial Director of our Wool Division since December 1995. Previously, he served as Vice President and Controller of
W. A. Adams Company from the time it was acquired by us in June 1992. Mr. Price is a Certified Public Accountant.

         Krishnamurthy Rangarajan was hired in 1978 after qualifying as a Chartered Accountant. He was elected a Vice President in 1988 after being named Assistant Vice President in 1986 and Chief Accountant in 1981.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS.

         The information called for by this item regarding the market for our common stock, the holders of our common stock and our dividend policy is contained in our 2002 Annual Report to Shareholders under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

         The information called for by this item is contained in our 2002 Annual Report to Shareholders under the heading "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by this item is contained in our 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information called for by this item is contained in our 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is contained in our 2002 Annual Report to Shareholders under the headings "Independent Auditors' Report," "Company Report on Financial Statements," "Consolidated Balance Sheets," "Consolidated Statements of Income and Comprehensive Income (Loss)," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity" and "Notes to Consolidated Financial Statements Years Ended March 31, 2002, 2001 and 2000" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item regarding our directors is included under the heading "Information About Nominees and Other Directors" in our proxy statement related to the 2002 Annual Meeting of Shareholders currently scheduled to be held on August 13, 2002, which we will file with the SEC within 120 days of the end of our fiscal year.

         The information regarding our executive officers required by this item is set forth in Part I of this report under the heading "Executive Officers and Key Employees".

         The information required by this item concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, incorporated by reference to the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement.

ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by this item is contained in our proxy statement under the headings "Executive Compensation," Non-employee Directors' Compensation", "Compensation Committee Report" and "Performance Graph" and is incorporated herein by reference. Pursuant to Instruction 9 to Item 402 of Regulation S-K, the information contained under the headings "Compensation Committee Report" and "Performance Graph" shall not be deemed filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this item relating to ownership of our common stock by our directors, officers and others is contained in our proxy statement under the heading "Principal Shareholders" and is incorporated herein by reference.

         The following table provides information as of March 31, 2002 on all of our equity compensation plans that currently are in effect.

Equity Compensation Plan Information as of March 31, 2002

=================================================================================================================================
                                 (a)                           (b)                               (c)
=================================================================================================================================
Plan category                    Number of securities to be    Weighted-average exercise price    Number of securities remaining
                                 issued upon exercise of       of outstanding options and         available for future issuance
                                 outstanding options and       restricted stock                   under equity compensation plans
                                 restricted stock                                                 (excluding securities reflected
                                                                                                  in column (a))
=================================================================================================================================
Equity compensation plans
approved by our shareholders:

   Performance Improvement
   Compensation Plan                                                                                                 -0-
      Restricted Stock                         336,071                Not applicable
       Nonqualified Stock Option                81,540                    $ 6.342


    2001 Performance
   Improvement Compensation
Plan                                                                                                             733,843
       Restricted Stock                          4,224                Not applicable
       Nonqualified Stock Option                91,500                    $ 17.50

=================================================================================================================================
Equity compensation plans not
approved by our shareholders:

    Non-Qualified Stock Option
    Agreement with Robert E.
    Harrison                                    45,144                    $ 8.875                                   -0-
=================================================================================================================================
Total                                          558,479                                                           733,843
=================================================================================================================================

     The Performance Improvement Compensation Plan was approved by our shareholders in 1992 and as of August 14, 2001, no new awards may be made under this plan. The 2001 Performance Improvement Compensation Plan was approved by our shareholders in August 2001. The Restricted Stock Plan, the Nonqualified Stock Option Plan are part of the Performance Improvement Compensation Plan.

         The Non-Qualified Stock Option Agreement between Robert E. Harrison and us has not been approved by our shareholders. The following is a summary of the terms of Mr. Harrison's agreement.

         On December 15, 1998, we entered into a Non-Qualified Stock Option Agreement with Robert E. Harrison, our President and Chief Executive Officer, in which we granted him an option to purchase 45,144 shares of our common stock with an exercise price of $8.875 per share. The option was subject to a four-year vesting schedule.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is contained in our proxy statement under the heading "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

     (a)    1.  Financial Statements:  See Item 8 of this Form 10-K.

            2.  Financial Statement Schedules:

                (i) Report of Independent Auditors on Financial Statement Schedule.

                (ii)     Schedule II - Valuation and Qualifying Accounts.

                (iii) All other schedules are omitted because they are either not applicable or the required information is included in the data mentioned in Item 8 and incorporated herein by reference.

     (b)    Reports on Form 8-K.

            During the three months ended March 31, 2002, we filed the following Current Reports on Form 8-K:

            Form 8-K filed on January 18, 2002 to report that our Spanish subsidiary had been notified of an administrative investigation being conducted by the European Commission of buying practices within the leaf tobacco industry in Spain.

            Form 8-K filed on February 15, 2002 to report the authorization of the redemption by our principal subsidiary of $25.0 million of its 8?% Senior Notes due 2005.

     (c)    The following exhibits are filed as part of this Report:


                                                                              Incorporated by Reference To
                                                                              ----------------------------
 Exhibit                                                             Registrant's                 Exhibit       Filed
                                                                     ------------                 -------       -----
   No.                         Description                              Form         Filed        Number      Herewith
   ---                         -----------                              ----         -----        ------      --------
  3.1    Restated Articles of Incorporation of Standard                 10-Q        11/21/94       3(i)
         Commercial Corporation, as amended on September 26, 1994.

  3.2    Bylaws of Standard Commercial Corporation.                     10-K         7/14/94      3(ii)

  4.1    Shareholder Protection Rights Agreement.                       8-K          4/05/94          4

  4.2    Master Facilities Agreement dated May 5, 1995 among            10-K         6/29/95      4(ii)
         Standard Commercial Corporation, certain of its
         subsidiaries, Deutsche Bank A.G. and other banks.

  4.3    Second Supplemental Agreement dated July 16, 1996 among        10-Q        11/05/96     4(iii)
         Standard Commercial Corporation, certain of its
         subsidiaries and Deutsche Bank A.G. and other banks.

  4.4    Third Supplemental Agreement dated August 1, 1997 among        10-Q        11/13/97       4(i)
         Standard Commercial Corporation, certain of its
         subsidiaries and Deutsche Bank A.G. and other banks.

  4.5    Fourth Supplemental Agreement dated May 18, 1999 among         10-Q         8/11/99       4(i)
         Standard Commercial Corporation, certain of its
         subsidiaries and Deutsche Bank A.G. and other banks.

  4.6    Fifth Supplemental Agreement dated May 15, 2000 among          10-Q         8/08/00       4(i)
         Standard Commercial Corporation, certain of its
         subsidiaries and Deutsche Bank A.G. and other banks.

  4.7    Sixth Supplemental Agreement dated June 7, 2001 among          10-Q         8/08/01       4(i)
         Standard Commercial Corporation, certain of its
         subsidiaries and Deutsche Bank A.G. and other banks.

10.1     Performance Improvement Compensation Plan.                     10-K         6/  /93         10

                                                                              Incorporated by Reference To
                                                                              ----------------------------
 Exhibit                                                             Registrant's                 Exhibit       Filed
                                                                     ------------                 -------       -----
   No.                         Description                              Form         Filed        Number      Herewith
   ---                         -----------                              ----         -----        ------      --------
10.2     Agreement dated as of March 24, 1997 between Standard          S-3          3/24/97       10.3
         Commercial Corporation and Robert E. Harrison.

10.3     Agreement dated as of December 1997 between Standard           10-K         6/25/99       10.3
         Commercial Corporation and Henry C. Babb.

10.4     Agreement dated as of August 1998 between Standard             10-K         6/25/99       10.4
         Commercial Corporation and Paul H. Bique.

10.5     2001 Performance Improvement Compensation Plan           Proxy Statement    7/16/01     Appendix B

10.6     Agreement dated as of March 1999 between Standard                                                         X
         Commercial Corporation and Robert A. Sheets

11.1     Computation of Earnings per Common Share.                                                                 X

13.1     Annual Report to Shareholders for the year ended
         March 31, 2002 (which, except for information
         expressly incorporated by reference into Items
         5, 6, 7, 7A and 8, is not deemed to be filed as
         part of this Report).                                                                                     X

21.1     Subsidiaries of the Registrant.                                10-K        6/21/01        21

23.1     Consent of Deloitte & Touche LLP, Independent Auditors.                                                   X

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               STANDARD COMMERCIAL CORPORATION

                                      By: /s/ Robert E. Harrison
                                          ----------------------
June 12, 2002                             Robert E. Harrison, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 12, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Robert E. Harrison                                       President, and Director
------------------------------------------
Robert E. Harrison                                        (Principal Executive Officer)

/s/ Robert A. Sheets                               Vice President and Chief Financial Officer
------------------------------------------
Robert A. Sheets                                  (Principal Financial and Accounting Officer)

/s/ J. Alec G. Murray                                  Chairman of the Board of Directors
------------------------------------------
J. Alec G. Murray

/s/ William S. Barrack                                               Director
------------------------------------------
William S. Barrack Jr.

/s/ Marvin W. Coghill                                               Director
------------------------------------------
Marvin W. Coghill

/s/ Mark W. Kehaya                                                  Director
------------------------------------------
Mark W. Kehaya

/s/ B. Clyde Preslar                                                Director
------------------------------------------
B. Clyde Preslar

/s/ William S. Sheridan                                             Director
------------------------------------------
William S. Sheridan

/s/ Daniel M. Sullivan                                              Director
------------------------------------------
Daniel M. Sullivan

/s/ William A. Ziegler                                              Director
------------------------------------------
William A. Ziegler

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors and Shareholders of Standard Commercial Corporation

     We have audited the consolidated financial statements of Standard Commercial Corporation as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated June 6, 2002 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement discussed in Note 19); such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Standard Commercial Corporation, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
June 6, 2002

STANDARD COMMERCIAL CORPORATION
FINANCIAL STATEMENT SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at     Charged to    Charged to        Deductions      Balance at
                                           Beginning      Costs and       Other                            End of
                                           Of Period      Expenses      Accounts         See Note A        Period
Year ended March 31, 2000
Deducted from asset accounts

Allowance for doubtful accounts .......  $  5,003,268   $ 2,282,998   $         -    $      720,157    $  6,566,109
Inventory .............................    10,648,025     3,701,344             -         2,338,796      12,010,573
                                         --------------------------------------------------------------------------


   Total ..............................  $ 15,651,293   $ 5,984,342   $         -    $    3,058,953    $ 18,576,682
                                         ==========================================================================


Year ended March 31, 2001
Deducted from asset accounts

Allowance for doubtful accounts .......  $  6,566,109   $ 2,840,928   $         -    $    3,260,644    $  6,146,393
Inventory .............................    12,010,573     4,340,248             -         2,890,735      13,460,086
                                         --------------------------------------------------------------------------

   Total ..............................  $ 18,576,682   $ 7,181,176   $         -    $    6,151,379    $ 19,606,479
                                         ==========================================================================


Year ended March 31, 2002
Deducted from asset accounts

Allowance for doubtful accounts .......  $  6,146,393   $ 1,505,717   $         -    $    2,055,041    $  5,597,069
Inventory .............................    13,460,086       553,340             -         4,033,426       9,980,000
                                         --------------------------------------------------------------------------

   Total ..............................  $ 19,606,479   $ 2,059,057   $         -    $    6,088,467    $ 15,577,069
                                         ==========================================================================