Form 10-Q
period 2002-06-30
STANDARD COMMERCIAL CORP
filed 2002-08-13
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number 1-9875

STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of North Carolina	I.R.S. Employer Identification No. 13-1337610

2201 MILLER ROAD, WILSON, NORTH CAROLINA 27893

Telephone Number 252-291-5507

On August 2, 2002 the registrant had outstanding 13,482,682 shares of Common Stock ($.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	June 30		March 31

	2002	2001	2002

ASSETS	(unaudited)
Cash	$24,980	$37,282	$29,000
Receivables	167,277	182,036	169,350
Inventories	293,230	264,666	241,205
Assets of discontinued operations	16,604	26,096	22,280
Prepaid expenses	6,495	3,380	7,532
Marketable securities	1,032	517	531

Current assets	509,618	513,977	469,898
Property, plant and equipment	150,218	132,234	134,919
Investment in affiliates	9,651	9,896	9,569
Other assets	39,543	40,185	36,256

Total assets	$709,030	$696,292	$650,642

LIABILITIES
Short-term borrowings	$164,611	$168,824	$132,379
Current portion of long-term debt	10,289	9,601	10,309
Accounts payable	143,633	127,499	124,760
Liabilities of discontinued operations	5,635	2,389	9,372
Taxes accrued	9,808	6,059	10,880

Current liabilities	333,976	314,372	287,700
Long-term debt	97,731	135,270	96,823
Convertible subordinated debentures	47,129	51,652	49,989
Retirement and other benefits	20,989	19,803	20,459
Deferred taxes	5,206	6,048	5,000

Total liabilities	505,031	527,145	459,971

MINORITY INTERESTS	30	60	18

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000 Issued 15,986,670 (June 01 - 15,880,322; Mar 02 - 15,985,848)	3,197	3,188	3,197
Additional paid-in capital	106,090	105,271	106,077
Unearned restricted stock plan compensation	(1,815)	(2,600)	(2,000)
Treasury shares, 2,617,707 (June 01 - 2,617,707; Mar 02 - 2,617,707)	(4,250)	(4,250)	(4,250)
Retained earnings	136,888	118,107	132,812
Accumulated other comprehensive income	(36,141)	(50,629)	(45,183)

Total shareholders’ equity	203,969	169,087	190,653

Total liabilities and equity	$709,030	$696,292	$650,642

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(In thousands, except per share data; unaudited)
	Three months ended June 30

	2002	2001

Sales - tobacco	$153,189	$170,280
- nontobacco	45,007	40,827

Total sales	198,196	211,107
Cost of sales
- Materials, services and supplies	163,363	179,927
- Interest	3,353	5,226

Gross profit	31,480	25,954
Selling, general and administrative expenses	19,396	17,971
Other interest expense	1,272	1,903
Other income (expense) - net	865	1,174

Income before taxes	11,677	7,254
Income taxes	6,042	3,517

Income after taxes	5,635	3,737
Equity in earnings of affiliates	(73)	14

Income from continuing operations	5,562	3,751
Loss from discontinued operations, net of tax.	(923)	(661)
Extraordinary gain due to buyback of debt, net of tax	105	—

Net income	4,744	3,090
Retained earnings at beginning of period	132,812	115,680
Common stock dividends	(668)	(663)

Retained earnings at end of period	$136,888	$118,107

Earnings per common share
Basic:
From continuing operations	$0.42	$0.28
From discontinued operations	(0.07)	(0.05)
Extraordinary item	0.00	0.00
Net	$0.35	$0.23
Average shares outstanding	13,370	13,261
Diluted:
From continuing operations	$0.41	$0.28
From discontinued operations	(0.06)	(0.05)
Extraordinary item	0.00	0.00
Net	$0.35	$0.23
Average shares outstanding	15,061	15,100
Dividend declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands; unaudited)
	Three months ended
	June 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,744	$3,090
Depreciation and amortization	4,688	5,137
Deferred income taxes	206	599
Undistributed earnings of affiliates net of dividends received	73	(14)
(Gain)/loss on buyback of debt	(105)	—
(Gain)/loss on disposition of fixed assets	25	(130)
Other	742	(1,291)

	10,373	7,391
Net changes in working capital other than cash
Receivables	6,349	15,436
Inventories	(44,147)	(29,332)
Current payables	8,329	(11,846)
Discontinued operations	1,939	1,206

CASH USED FOR OPERATING ACTIVITIES	(17,157)	(17,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(16,762)	(3,643)
- dispositions	113	208

CASH USED FOR INVESTING ACTIVITIES	(16,649)	(3,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	32,232	17,222
Proceeds from long-term borrowings	4,496	4,136
Repayment of long-term borrowings	(4,188)	(2,854)
Buyback of debt	(2,754)	—
Other	—	1,085

CASH PROVIDED BY FINANCING ACTIVITIES	29,786	19,589

Decrease in cash for period	(4,020)	(991)
Cash at beginning of period	29,000	38,273

CASH AT END OF PERIOD	$24,980	$37,282

Cash payments for - interest	$2,654	$3,566
- income taxes	$7,271	$5,352

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 2002. Because of the nature of the Company’s businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.INVENTORIES

	June 30		March 31

(In thousands)	2002	2001	2002

Tobacco	$241,436	$216,496	$185,711
Nontobacco	51,794	48,170	55,494

Total	$293,230	$264,666	$241,205

3.COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	June 30

(In thousands)	2002	2001

Net income	$4,744	$3,090
Other comprehensive income:
Translation adjustment	8,825	(2,200)
Cumulative effect of change in accounting for derivative financial instruments	—	(2,067)
Decrease in derivative financial instruments	217	2,017

Total comprehensive income	$13,786	$840

4.EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards 128. In computing the June 30, 2001 diluted per-share amounts, the incremental shares from assumed conversion of 7 1/4% Convertible Subordinated Debentures and the exercise of outstanding stock options were not included because they would have been antidilutive.

5.SEGMENT INFORMATION

The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income were as follows:

	June 30

(In thousands)	2002	2001

Sales
Tobacco	$153,189	$170,280
Nontobacco	45,007	40,827

	$198,196	$211,107

Net income
Tobacco	$6,518	$3,599
Nontobacco	(1,774)	(509)

	$4,744	$3,090

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

6.DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001 the Company adopted Statement of Financial Accounting Standards 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS 133, in the quarter ended June 30, 2001 the Company recorded a cumulative effect loss adjustment of $2,067, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments.

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at June 30, 2002 was $22.5 million with a notional value of $22.4 million.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations” and 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of”. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002.

In accordance with SFAS 142 the Company discontinued the amortization of goodwill effective April 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	June 30

(In thousands)	2002	2001

Reported net income	$4,744	$3,090
Add: Goodwill amortization	—	387

Adjusted net income	$4,744	$3,477

Reported basic income per share	$0.35	$0.23
Add: Goodwill amortization	—	0.03

Adjusted basic income per share	$0.35	$0.26

Reported diluted income per share	$0.35	$0.23
Add: Goodwill amortization	—	0.03

Adjusted diluted income per share	$0.35	$0.26

The carrying amount of goodwill and other intangible assets for the quarter ended June 30, 2002 by operating segments, are as follows:

GOODWILL

(In thousands)	Tobacco	Wool	Total

At April 1, 2002 and June 30, 2002	$9,003	$2,286	$11,289

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

INTANGIBLES

(In thousands)	Tobacco	Wool	Total

At April 1, 2002	$2,614	$—	$2,614
Less amortized	297	—	297

Balance as of June 30, 2002	$2,317	$—	$2,317

8.DISCONTINUED OPERATIONS
In August 2001, the FASB, issued Statement of Financial Accounting Standards 144, Accounting for Impairment or Disposal of Long-Lived Assets. Under SFAS 144 a component of business that is held for sale is reported in discontinued operations if the operations and cash flows will be, or have been eliminated from the on-going operations of the Company and the Company will not have any significant continuing involvement in such operations. The Company adopted the provisions of SFAS 144 in the quarter ended March 31, 2002. During the same period the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. Efforts to sell the operations in South Africa and New Zealand and the trade assets of Argentina and specialty fibers units are progressing. The Company currently believes these transactions will be completed by March 31, 2003.

Revenues and the assets and liabilities for these units, other than debt guaranteed by the Company are as follows:

	June 30

(In thousands)	2002	2001

Revenues	$9,932	$10,071

	June 30		March 31

(In thousands)	2002	2001	2002

Inventory	$7,169	$11,512	$10,796
Receivables	8,012	12,111	10,113
Other assets	1,423	2,473	1,371

Assets	16,604	26,096	22,280
Accounts payables and other liabilities	5,635	2,389	9,372

Net assets available for sale	$10,969	$23,707	$12,908

Debt guaranteed by the Company (not included in discontinued operations)	$12,153	$13,713	$13,986

9. ACCOUNTING PROUNOUNCEMENTS

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provision of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

10.SENIOR NOTES

The 8 7/8 % Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the “Issuer”), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the “Guarantors”), jointly and severally, guarantee on a senior basis, the full and prompt performance of the issuer’s obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 2002
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Assets
Cash	$3,280	$—	$—	$21,700	$—	24,980
Receivables	15,842	18	—	151,417	—	167,277
Intercompany receivables	149,240	34,730	—	10,698	(194,668)	—
Inventories	57,517	—	—	235,713	—	293,230
Assets of discontinued operations	—	—	—	16,604	—	16,604
Prepaids expenses	2,204	—	—	4,291	—	6,495
Marketable securities	—	1	—	1,031	—	1,032

Current assets	228,083	34,749	—	441,454	(194,668)	509,618
Property, plant and equipment	33,303	—	—	116,915	—	150,218
Investment in subsidiaries	127,819	214,327	16,045	153,214	(511,405)	—
Investment in affiliates	—	—	—	9,651	—	9,651
Other noncurrent assets	(1,108)	14,442	—	26,209	—	39,543

Total assets	$388,097	$263,518	$16,045	$747,443	$(706,073)	$709,030

Liabilities
Short-term borrowings	$24,140	$94	$—	$140,377	$—	$164,611
Current portion of long-term debt	—	—	—	10,289	—	10,289
Accounts payable	17,780	1,878	—	123,975	—	143,633
Liabilities of discontinued operations	—	—		5,635	—	5,635
Intercompany accounts payable	41,170	19,311	1,505	132,682	(194,668)	—
Taxes accrued	15,296	(10,886)	—	5,398	—	9,808

Current liabilities	98,386	10,397	1,505	418,356	(194,668)	333,976
Long-term debt	84,000	—	—	13,731	—	97,731
Convertible subordinated debentures	—	47,129	—	—	—	47,129
Retirement and other benefits	9,864	938	—	10,187	—	20,989
Deferred taxes	(1,710)	(376)	—	7,292	—	5,206

Total liabilities	190,540	58,088	1,505	449,566	(194,668)	505,031

Minority interests	—	—	—	30	—	30

Shareholders' equity
Common stock	993	3,197	32,404	166,374	(199,771)	3,197
Additional paid-in capital	130,860	106,090	—	60,564	(191,424)	106,090
Unearned restricted stock plan compensation	(485)	(354)	—	(976)	—	(1,815)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	83,799	136,888	(12,241)	108,746	(180,304)	136,888
Accumulated other comprehensive income	(17,610)	(36,141)	(5,623)	(36,861)	60,094	(36,141)

Total shareholders' equity	197,557	205,430	14,540	297,847	(511,405)	203,969

Total liabilities and equity	$388,097	$263,518	$16,045	$747,443	$(706,073)	$709,030

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 2002
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$34,150	$—	$—	$236,907	$(72,861)	$198,196
Cost of sales:
Materials, services and supplies	26,754	—	—	209,470	(72,861)	163,363
Interest	48	—	—	3,305	—	3,353

Gross profit	7,348	—	—	24,132	—	31,480
Selling, general and administrative expenses	2,354	1,340	1	15,701	—	19,396
Other interest expense	1,864	877	—	(1,469)	—	1,272
Other income (expense) - net	1,955	(40)	—	(1,050)	—	865

Income (loss) before taxes	5,085	(2,257)	(1)	8,850	—	11,677
Income taxes	1,729	(767)	—	5,080	—	6,042

Income (loss) after taxes	3,356	(1,490)	(1)	3,770	—	5,635
Minority interests	—	—	—	—	—	—
Equity in earnings of affiliates	—	—	—	(73)	—	(73)
Equity in earnings of subsidiaries	4,548	7,052	(851)	—	(10,749)	—

Income from continuing operations	7,904	5,562	(852)	3,697	(10,749)	5,562
Discontinued operations	—	(923)	(923)	(923)	1,846	(923)
Extraordinary gain (loss) due to buyback of long-term debt	—	105	—	—	—	105

Net income	7,904	4,744	(1,775)	2,774	(8,903)	4,744
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(668)	—	(454)	454	(668)

Retained earnings at end of period	$83,799	$136,888	$(12,241)	$108,746	(180,304)	$136,888

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 2002
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Cash provided by (used in) operating activities	$2,861	$2,581	$(123)	(22,476)	$—	$(17,157)
Cash flows from investing activities Property, plant and equipment
- additions	(14,336)	—	—	(2,426)	—	(16,762)
- disposals	—	—	—	113	—	113
Business (acquisitions) dispositions	—	—	—	—	—	—

Cash provided by (used in) investing activities	(14,336)	—	—	(2,313)		(16,649)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	4,496	—	4,496
Repayment of long-term borrowings	—	—	—	(4,188)	—	(4,188)
Net change in short-term borrowings	12,220	94	—	19,918	—	32,232
Buyback of long-term debt	—	(2,754)	—	—	—	(2,754)
Dividends received /(paid)	—	—	—	—	—	—
Other	—	—	—	—	—	—

Cash provided by (used in) financing activities	12,220	(2,660)	—	20,226	—	29,786
Increase (decrease) in cash for period	745	(79)	(123)	(4,563)	—	(4,020)
Cash at beginning of period	2,535	79	123	26,263	—	29,000

Cash at end of period	$3,280	$—	$—	$21,700	—	$24,980

Interest	$69	$—	$—	$2,585		$2,654
Income taxes	510	2,936	—	3,825		7,271

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
June 30, 2001
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Assets
Cash	$12,000	$12	$48	$25,222	$—	37,282
Receivables	15,870	17	7	166,142	—	182,036
Intercompany receivables	157,879	2,619	36	18,519	(179,053)	—
Inventories	62,658	—	—	202,008	—	264,666
Assets of discontinued operations	—	—	—	26,096	—	26,096
Prepaid expenses	285	—	1	3,094	—	3,380
Marketable securities	—	1	—	516	—	517

Current assets	248,692	2,649	92	441,597	(179,053)	513,977
Property, plant and equipment	20,207	—	12	112,015	—	132,234
Investment in subsidiaries	93,383	204,679	26,322	149,260	(473,644)	—
Investment in affiliates	—	—	—	9,896	—	9,896
Other noncurrent assets	295	9,730	—	30,160	—	40,185

Total assets	$362,577	$217,058	$26,426	$742,928	$(652,697)	$696,292

Liabilities
Short-term borrowings	$542	$—	$—	$168,282	$—	$168,824
Current portion of long-term debt	—	—	—	9,601	—	9,601
Accounts payable	15,056	2,145	7	110,291	—	127,499
Liabilities of discontinued operations	—	—	—	2,389	—	2,389
Intercompany accounts payable	28,998	627	1,551	147,877	(179,053)	—
Taxes accrued	17,675	(7,854)	—	(3,762)	—	6,059

Current liabilities	62,271	(5,082)	1,558	434,678	(179,053)	314,372
Long-term debt	115,000	—	—	20,270	—	135,270
Convertible subordinated debentures	—	51,652	—	—	—	51,652
Retirement and other benefits	9,532	848	—	9,423	—	19,803
Deferred taxes	(1,302)	(1,619)	—	8,969	—	6,048

Total liabilities	185,501	45,799	1,558	473,340	(179,053)	527,145
Minority interests	—	—	—	60	—	60
Shareholders' equity
Common stock	993	3,188	32,404	155,220	(188,617)	3,188
Additional paid-in capital	130,860	105,271	—	60,564	(191,424)	105,271
Unearned restricted stock plan compensation	(751)	(428)	(14)	(1,407)	—	(2,600)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	69,434	118,107	6,244	105,780	(181,458)	118,107
Accumulated other comprehensive income	(23,460)	(50,629)	(13,766)	(50,629)	87,855	(50,629)

Total shareholders' equity	177,076	171,259	24,868	269,528	(473,644)	169,087

Total liabilities and equity	$362,577	$217,058	$26,426	$742,928	$(652,697)	$696,292

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Three months ended June 30, 2001
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non-Guarantors)	Eliminations	Total

Sales	$47,651	$—	$45	$228,577	$(65,166)	$211,107
Cost of sales:
Materials, services and supplies	39,446	—	—	205,647	(65,166)	179,927
Interest	1,564	—	—	3,662	—	5,226

Gross profit	6,641	—	45	19,268	—	25,954

Selling, general and administrative expenses	2,658	1,431	51	13,831	—	17,971
Other interest expense	1,886	1,005	—	(988)	—	1,903
Other income (expense) - net	2,281	389	—	(1,496)	—	1,174

Income (loss) before taxes	4,378	(2,047)	(6)	4,929	—	7,254
Income taxes	1,489	(700)	—	2,728	—	3,517

Income (loss) after taxes	2,889	(1,347)	(6)	2,201	—	3,737
Minority interests	—	—	—	—	—	—
Equity in earnings of affiliates	—	—	—	14	—	14
Equity in earnings of subsidiaries	2,057	5,098	158	—	(7,313)	—

Income from continuing operations	4,946	3,751	152	2,215	(7,313)	3,751
Discontinued operations	—	(661)	(661)	(661)	1,322	(661)
Extraordinary gain (loss) due to buyback of long-term debt	—	—	—	—	—	—

Net income	4,946	3,090	(509)	1,554	(5,991)	3,090
Retained earnings at beginning of period	64,488	115,680	6,753	104,226	(175,467)	115,680
Common stock dividends	—	(663)	—	—	—	(663)

Retained earnings at end of period	$69,434	$118,107	$6,244	$105,780	(181,458)	$118,107

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Three months ended June 30, 2001
(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Cash provided by (used in) operating activities	$11,717	$45	$4	(28,911)	$—	$(17,145)

Cash flows from investing activities
Property, plant and equipment
- additions	(1,237)	—	—	(2,406)	—	(3,643)
- disposals	—	—	—	208	—	208
Business (acquisitions) dispositions	—	—	—	—	—	—

Cash provided by (used in) investing activities	(1,237)	—	—	(2,198)		(3,435)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	4,136	—	4,136
Repayment of long-term borrowings	—	—	—	(2,854)	—	(2,854)
Net change in short-term borrowings	(114)	(33)	—	17,369	—	17,222
Other	1,086	—	—	(1)	—	1,085

Cash provided by (used in) financing activities	972	(33)	—	18,650	—	19,589

Increase (decrease) in cash for period	11,452	12	4	(12,459)	—	(991)
Cash at beginning of period	548	—	44	37,681	—	38,273

Cash at end of period	$12,000	$12	$48	$25,222	—	$37,282

Interest	$37	$—	$—	$3,529		$3,566
Income taxes	280	1,870	—	3,202		5,352

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
Sales for the quarter ended June 30, 2002 were $198 million, a decrease of 6% from $211 million a year earlier. Sales of $153 million for the tobacco division were down 10% from the corresponding period sales of $170 million in 2001. Both volumes and values per kilo were 6% lower than last year. This was mainly due to shipment delays from Far East, Africa and Europe. In addition the shipments of higher value U.S. tobaccos were down from prior year. Wool sales of $45 million were 10% higher and the volume and value per kilo sold also increased by 10%. This was due to increased delivery of carpet wool in Europe.

Gross profit for the quarter of $31.5 million improved 21% from the 2001 quarter due primarily to the mix of sales  in the tobacco segment. The wool division gross profits and margins were lower than the corresponding prior year period. Gross margins in the current quarter benefited from increased processing revenues in the tobacco division whereas the prior year’s fiscal included deliveries of low margin tobacco. Selling, general and administrative expenses increased due to the first time inclusion of the recently acquired tobacco leaf processing facilities in the USA and Argentina and normal inflationary increases. Other income in the current quarter included a small loss on disposition of assets and interest income of $0.3 million versus insurance recoveries of  $0.5 million, gain on disposition of assets of $0.1 million and interest income of $0.6 million in the prior year quarter.

The effective tax rate was 52% in the current quarter versus 48% in the June 2001 quarter. This was mainly due to differences in tax rates and tax credits not utilizable in certain areas where losses are incurred and the payment of with-holding taxes on dividends from subsidiary companies.

Income from continuing operations was $5.6 million, or $0.42 per share versus $3.8 million, or $0.28 per share for the June 2001. Net income for the current period was $4.7 million or $0.35 per share versus $3.1 million or $0.23 per share in the prior year period. The average shares outstanding, increased from 13,261 in 2001 to 13,370 in 2002. The diluted net earnings per share also increased from $0.23 per share to $0.35 per share.

Liquidity and Capital Resources

Working capital at June 30, 2002 was $175.6 million, compared to $199.4 million a year earlier. The decrease was due to the buy back of $36 million of publicly traded debt and a net reduction of $6 million in the other long term borrowings. Capital expenditures during the 2002 quarter of $16.8 million consisted of $16.5 million in the tobacco division and $0.3 million in the wool division. The tobacco division expenditure consisted of the purchase of the leaf processing assets of Export Leaf Tobacco in the United States and routine capital expenditures. Cash used in operating activities during the first fiscal quarter totaled $17.2 million mainly due to increases in inventories of $44 million. This increase to a certain extent was offset by reduction in receivables and the net assets of discontinued operations of $6 million and $2 million respectively and increase in payables of $8 million. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of deliveries to customers.

On June 7, 2001, the Company’s major tobacco subsidiaries amended their global revolving bank credit facility. The amount of the facility was decreased from $250.0 million to $230.0 million. The maturity date was extended to July 31, 2002 to July 31, 2003. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Debt agreements to which the Company and its subsidiaries are parties contain financial covenants, that could restrict payment of cash dividends. Under its most restrictive covenant, the Company had approximately $19.6 million of retained earnings available for distribution as dividends at June 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002 the Company is exposed to market risk primarily related to foreign exchange and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, the Company enters into derivative financial instruments. The objective is to reduce, where we deem appropriate, fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates. It is the Company’s policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. The Company’s market risk has not changed substantially since March 31, 2002.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking.  Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions.  More information regarding these factors is contained in the Company’s other SEC filings, copies of which are available upon request from the Company.  The Company assumes no obligation to update any of these forward-looking statements.

PART II - OTHER INFORMATION

Item 3 LEGAL PROCEEDINGS

On February 26, 2001, the Company was served with a Third Amended Complaint, naming the Company and other leaf merchants as defendants in Deloach, et al. V. Phillip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (“Deloach Suit”). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre-and post-judgement interest, attorney’s fees and costs of litigation. On April 3, 2002 the Court granted the plaintiffs’ motion for class action certification. The Company intends to vigorously defend the Deloach Suit, including joining a petition to the United States Court of Appeals for the Fourth Circuit for appeal of the class certification. Because the suit is still in its initial stages, the Company cannot estimate the amount or range of loss that could result from an unfavorable outcome.

In October 2001, the Director General-Competition of the European Commission (the DG Comp.), began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including the Company’s subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. The Company believes, however, that there are significant mitigating circumstances relating to structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its very early stages and although the fines, if any that the DG Comp may assess on the Company’s subsidiaries could be material, the Company is not able to make an accurate assessment of the amount of any such fines at this time.

Except for the above neither the Company nor any of its subsidiaries are currently involved in any litigation that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated position, consolidated results of operation or liquidity nor, to its knowledge, is any such litigation currently threatened against it or its subsidiaries.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a.	The following exhibits are filed as a part of this report:

		11	Computation of Earnings per Common Share.

b.

The Company filed one current report on Form 8-K on April 12, 2002 to report that it had been named in a lawsuit and to report that the Company had made a voluntary submission to the European Commission of information relating to certain buying practices in Italy.

SIGNATURES AND CERTIFICATION

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who certify that, to their knowledge, this report fully complies with the requirements of section 13 (a) or 15 (d) of that Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant as of and for the period ended June 30, 2002.

Dated: August 13, 2002
STANDARD COMMERCIAL CORPORATION
(Registrant)

	By	/s/ Robert E Harrison

Robert E Harrison
President, Chief Executive Officer

	By	/s/ Robert A Sheets

Robert A Sheets
Vice President and Chief Financial Officer