Form 10-Q
period 2002-09-30
STANDARD COMMERCIAL CORP
filed 2002-11-12
CIK 93319

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 2002

Commission file number 1-9875

STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of North Carolina	I.R.S. Employer Identification No. 13-1337610

2201 Miller Road, Wilson, North Carolina 27893

Telephone Number 252-291-5507

On November 1, 2002 the registrant had outstanding 13,486,630 shares of Common Stock ($0.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
STANDARD COMMERCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	September 30		March 31

	2002	2001	2002

	(unaudited)
ASSETS
Cash	$15,297	$22,555	$29,000
Receivables	193,044	196,780	169,350
Inventories	311,899	281,567	241,205
Assets of discontinued operations	11,919	23,929	22,280
Prepaid expenses	6,917	4,219	7,532
Marketable securities	1,019	554	531

Current assets	540,095	529,604	469,898
Property, plant and equipment	149,725	133,177	134,919
Investment in affiliates	9,560	9,911	9,569
Other assets	36,804	36,035	36,256

Total assets	$736,184	$708,727	$650,642

LIABILITIES
Short-term borrowings	$226,228	$149,634	$132,379
Current portion of long-term debt	4,953	10,269	10,309
Accounts payable	102,628	144,136	124,760
Liabilities of discontinued operations	4,082	3,070	9,372
Taxes accrued	14,145	11,230	10,880

Current liabilities	352,036	318,339	287,700
Long-term debt	95,977	128,144	96,823
Convertible subordinated debentures	45,051	51,652	49,989
Retirement and other benefits	20,655	19,936	20,459
Deferred taxes	5,036	6,159	5,000

Total liabilities	518,755	524,230	459,971

MINORITY INTERESTS	30	50	18

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000 Issued 16,101,397 (Sept. 01 – 15,956,745; Mar 02 – 15,985,848)	3,220	3,191	3,197
Additional paid-in capital	108,260	105,444	106,077
Unearned restricted stock plan compensation	(3,657)	(2,451)	(2,000)
Treasury shares, 2,617,707 (Sept. 01 - 2,617,707; Mar 02 - 2,617,707)	(4,250)	(4,250)	(4,250)
Retained earnings	151,167	129,801	132,812
Accumulated other comprehensive income	(37,341)	(47,288)	(45,183)

Total shareholders’ equity	217,399	184,447	190,653

Total liabilities and equity	$736,184	$708,727	$650,642

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(In thousands, except per share information; unaudited)

	Second quarter ended September 30		Six months ended September 30

	2002	2001	2002	2001

Sales - tobacco	$203,715	$202,999	$356,904	$373,279
- nontobacco	35,729	33,703	80,736	74,530

Total sales	239,444	236,702	437,640	447,809
Cost of sales - materials, services and supplies	191,041	189,617	354,404	369,544
- interest	4,493	4,979	7,846	10,205

Gross profit	43,910	42,106	75,390	68,060
Selling, general and administrative expenses	21,258	16,429	40,654	34,400
Other interest expense	824	2,708	2,096	4,611
Other income (expense) – net	1,209	880	2,074	2,054

Income before taxes	23,037	23,849	34,714	31,103
Income taxes	(7,792)	(10,608)	(13,834)	(14,125)

Income after taxes	15,245	13,241	20,880	16,978
Equity in earnings of affiliates	47	106	(26)	120

Income from continuing operations	15,292	13,347	20,854	17,098
Loss from discontinued operations, net of tax	(212)	(969)	(1,135)	(1,630)
Extraordinary gain (loss) due to buyback of debt, net of tax	42	(17)	147	(17)

Net income	15,122	12,361	19,866	15,451
Retained earnings at beginning of period	136,888	118,107	132,812	115,680
Common stock dividends	(843)	(667)	(1,511)	(1,330)

Retained earnings at end of period	$151,167	$129,801	$151,167	$129,801

Earnings per common share
Basic:
From continuing operations	$1.13	$1.00	$1.55	$1.28
From discontinued operations	(0.01)	(0.07)	(0.08)	(0.12)
Extraordinary item	0.00	0.00	0.01	0.00

Net	$1.12	$0.93	$1.48	$1.16

Average shares outstanding	13,483	13,313	13,426	13,287
Diluted:
From continuing operations	$1.05	$0.92	$1.46	$1.21
From discontinued operations	(0.01)	(0.06)	(0.08)	(0.11)
Extraordinary item	0.00	0.00	0.01	0.00

Net	$1.04	$0.86	$1.39	$1.10

Average shares outstanding	15,100	15,155	15,081	15,126
Dividend declared per common share	$0.0625	$0.05	$0.1125	$0.10

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six months ended September 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,866	$15,451
Depreciation and amortization	9,519	9,682
Deferred income taxes	37	653
Undistributed earnings (losses) of affiliates net of dividends received	66	(106)
Loss (gain) on buyback of debts	(147)	17
Gain on disposition of property, plant and equipment	(33)	(276)
Other	(336)	(1,399)

	28,972	24,022
Net changes in working capital other than cash
Receivables	(16,858)	7,064
Inventories	(63,707)	(42,547)
Current payables	(26,889)	6,446
Discontinued operations	5,071	4,054

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(73,411)	(961)

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(21,196)	(7,155)
- dispositions	191	368
Business (acquisitions) dispositions	—	44

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(21,005)	(6,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	93,848	(1,968)
Proceeds from long-term borrowings	6,641	4,850
Repayment of long-term borrowings	(13,329)	(8,810)
Buyback of senior notes/convertible subordinated debentures	(4,791)	(2,017)
Dividends paid	(1,511)	(1,330)
Other	(145)	1,261

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	80,713	(8,014)

Decrease in cash for period	(13,703)	(15,718)
Cash at beginning of period	29,000	38,273

CASH AT END OF PERIOD	$15,297	$22,555

Cash payments for - interest	$12,048	$13,741
- income taxes	$9,712	$10,548

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 2002. Because of the nature of the Company’s businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	INVENTORIES

	September 30		March 31

(In thousands)	2002	2001	2002

Tobacco	$256,291	$228,529	$185,711
Nontobacco	55,608	53,038	55,494

Total	$311,899	$281,567	$241,205

3.	COMPREHENSIVE INCOME
The components of comprehensive income (loss) were as follows:

	Quarter ended September 30		Six months ended September 30

(In thousands)	2002	2001	2002	2001

Net income	$15,122	$12,361	$19,866	$15,451
Other comprehensive income:
Translation adjustment	(1,081)	3,051	7,744	850
Cumulative effect of change in accounting for derivative financial instruments	—	—	—	(2,067)
Derivative financial instruments	(119)	290	98	2,308

Total comprehensive income (loss)	$13,922	$15,702	$27,708	$16,542

4.	SEGMENT INFORMATION
The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income (loss) were as follows:

	Quarter ended September 30		Six months ended September 30

(In thousands)	2002	2001	2002	2001

Sales
Tobacco	$203,715	$202,999	$356,904	$373,279
Nontobacco	35,729	33,703	80,736	74,530

	$239,444	$236,702	$437,640	$447,809

Net income (loss)
Tobacco	$16,647	$13,878	$23,165	$17,477
Nontobacco	(1,525)	(1,517)	(3,299)	(2,026)

	$15,122	$12,361	$19,866	$15,451

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards (SFAS) 128. The diluted earnings per share include the effect of the convertible subordinated debentures which if converted would have increased the weighted average number of shares and net income applicable to common stock. The weighted number of shares were further increased by employee stock options.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001 the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 137 and SFAS 138. SFAS 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS 133, in the six months ended September 30, 2001 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments.

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133.SFAS 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in fair value of derivatives be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at September 30, 2002 was not material.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations” and 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121 “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of”. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002.

In accordance with SFAS 142 the Company discontinued the amortization of goodwill effective April 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

	Quarter ended September 30		Six months ended September 30

(In thousands)	2002	2001	2002	2001

Reported net income	$15,122	$12,361	$19,866	$15,451
Add: Goodwill amortization	—	387	—	774

Adjusted net income	$15,122	$12,748	$19,866	$16,225

Reported basic income per share	$1.12	$0.93	$1.48	$1.16
Add: Goodwill amortization	—	0.03	—	0.06

Adjusted basic income per share	$1.12	$0.96	$1.48	$1.22

	Quarter ended September 30		Six months ended September 30

	2002	2001	2002	2001

Reported diluted income per share	$1.04	$0.86	$1.39	$1.10
Add: Goodwill amortization	—	0.03	—	0.05

Adjusted diluted income per share	$1.04	$0.89	$1.39	$1.15

The carrying amount of goodwill and other intangible assets for the quarter ended September 30, 2002 by operating segments, were as follows:

GOODWILL

(In thousands)	Tobacco	Wool	Total

At April 1, 2002 and September 30, 2002	$9,003	$2,286	$11,289

INTANGIBLES

(In thousands)	Tobacco	Wool	Total

At April 1, 2002	$2,614	—	$2,614
Additions	1,298	—	1,298
Less amortization	677	—	677

Balance as of September 30, 2002	$3,235	—	$3,235

8.	DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Under SFAS 144 a component of business that is held for sale is reported in discontinued operations if the operations and cash flows will be, or have been eliminated from the on-going operations of the Company and the Company will not have any significant continuing involvement in such operations. The Company adopted the provisions of SFAS 144 in the quarter ended March 31, 2002. During the same period the Company decided to close and dispose of wool units in South Africa, New Zealand and Argentina, and its specialty fibers business in Holland. Efforts to sell the operations in South Africa and New Zealand and the trade assets of Argentina and specialty fibers units are progressing. The Company currently believes these transactions will be completed by March 31, 2003.

STANDARD COMMERCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Revenues and the assets and liabilities for these units, other than debt guaranteed by the Company were as follows:

	Quarter ended September 30		Six months ended September 30

(In thousands)	2002	2001	2002	2001

Revenues	$14,754	$15,981	$24,686	$26,052

	September 30			March 31

(In thousands)	2002	2001		2002

Inventory	$4,619	$10,187		$10,796
Receivables	4,936	11,538		10,113
Other assets	2,364	2,204		1,371

Assets	11,919	23,929		22,280
Accounts payables and other liabilities	4,082	3,070		9,372

Net assets available for sale	$7,837	$20,859		$12,908

Debt guaranteed by the Company (not included in discontinued operations)	$9,450	$12,237		$13,986

9.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes made by this Statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, in determining whether any extinguishment of debt may be classified as extraordinary. The provision of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees and provide benefits to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 was issued in June 2002 and is not yet effective. The impact on the Company’s financial position and results of operations from adopting SFAS 146 has not been determined.

10.	SENIOR NOTES

The 8 7/8% Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the "Issuer"), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the "Guarantors"), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer’s obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 2002
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Assets
Cash	$—	$58	$—	$15,239	$—	15,297
Receivables	24,408	14	—	168,622	—	193,044
Intercompany receivables	132,248	33,667	—	13,124	(179,039)	—
Inventories	64,477	—	—	247,422	—	311,899
Assets of discontinued operations	—	—	—	11,919	—	11,919
Prepaids expenses	1,916	—	—	5,001	—	6,917
Marketable securities	—	1	—	1,018	—	1,019

Current assets	223,049	33,740	—	462,345	(179,039)	540,095
Property, plant and equipment	34,120	—	—	115,605	—	149,725
Investment in subsidiaries	141,498	227,893	14,540	153,214	(537,145)	—
Investment in affiliates	—	—	—	9,560	—	9,560
Other noncurrent assets	(68)	14,391	—	22,481	—	36,804

Total assets	$398,599	$276,024	$14,540	$763,205	$(716,184)	$736,184

Liabilities
Short-term borrowings	$18,662	$—	$—	$207,566	$—	$226,228
Current portion of long-term debt	—	—	—	4,953	—	4,953
Accounts payable	13,903	1,009	—	87,716	—	102,628
Liabilities of discontinued operations	—	—		4,082	—	4,082
Intercompany accounts payable	45,505	20,827	1,505	111,202	(179,039)	—
Taxes accrued	16,240	(11,894)	—	9,799	—	14,145

Current liabilities	94,310	9,942	1,505	425,318	(179,039)	352,036
Long-term debt	84,000	—	—	11,977	—	95,977
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,624	964	—	10,067	—	20,655
Deferred taxes	(1,710)	(376)	—	7,122	—	5,036

Total liabilities	186,224	55,581	1,505	454,484	(179,039)	518,755

Minority interests	—	—	—	30	—	30

Shareholders’ equity
Common stock	993	3,220	32,404	166,240	(199,637)	3,220
Additional paid-in capital	130,860	108,260	—	60,564	(191,424)	108,260
Unearned restricted stock plan compensation	(861)	(613)	—	(2,183)	—	(3,657)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	99,369	151,167	(13,765)	121,124	(206,728)	151,167
Accumulated other comprehensive income	(17,986)	(37,341)	(5,604)	(37,054)	60,644	(37,341)

Total shareholders’ equity	212,375	220,443	13,035	308,691	(537,145)	217,399

Total liabilities and equity	$398,599	$276,024	$14,540	$763,205	$(716,184)	$736,184

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second quarter ended September 30, 2002
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$63,365	$—	$—	$258,375	$(82,296)	$239,444
Cost of sales:
Materials services and supplies	51,752	—	—	221,585	(82,296)	191,041
Interest	302	—	—	4,191	—	4,493

Gross profit	11,311	—	—	32,599	—	43,910
Selling, general & administrative expenses	4,553	1,897	—	14,808	—	21,258
Other interest expense	1,864	815	—	(1,855)	—	824
Other income (expense) net	(1,876)	4,233	—	(1,148)	—	1,209

Income (loss) before taxes	3,018	1,521	—	18,498	—	23,037
Income taxes	1,350	487	—	5,955	—	7,792

Income (loss) after taxes	1,668	1,034	—	12,543	—	15,245
Equity in earnings of affiliates	—	—	—	47	—	47
Equity in earnings of subsidiaries	13,902	14,258	(1,312)	—	(26,848)	—

Income from continuing operations	15,570	15,292	(1,312)	12,590	(26,848)	15,292
Discontinued operations	—	(212)	(212)	(212)	424	(212)
Extraordinary gain (loss) due to buyback of long-term debt	—	42	—	—	—	42

Net income	15,570	15,122	(1,524)	12,378	(26,424)	15,122
Retained earnings at beginning of period	83,799	136,888	(12,241)	108,746	(180,304)	136,888
Common stock dividends	—	(843)	—	—	—	(843)

Retained earnings at end of period	$99,369	$151,167	$(13,765)	$121,124	$(206,728)	$151,167

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 2002
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$97,515	$—	$—	$495,282	$(155,157)	$437,640
Cost of sales:
Materials services and supplies	78,506	—	—	431,055	(155,157)	354,404
Interest	350	—	—	7,496	—	7,846

Gross profit	18,659	—	—	56,731	—	75,390
Selling, general & administrative expenses	6,907	3,237	1	30,509	—	40,654
Other interest expense	3,728	1,692	—	(3,324)	—	2,096
Other income (expense) net	79	4,193	—	(2,198)	—	2,074

Income (loss) before taxes	8,103	(736)	(1)	27,348	—	34,714
Income taxes	3,079	(280)	—	11,035	—	13,834

Income (loss) after taxes	5,024	(456)	(1)	16,313	—	20,880
Equity in earnings of affiliates	—	—	—	(26)	—	(26)
Equity in earnings of subsidiaries	18,450	21,310	(2,163)	—	(37,597)	—

Income from continuing operations	23,474	20,854	(2,164)	16,287	(37,597)	20,854
Discontinued operations	—	(1,135)	(1,135)	(1,135)	2,270	(1,135)
Extraordinary gain (loss) due to buyback of long-term debt	—	147	—	—	—	147

Net income	23,474	19,866	(3,299)	15,152	(35,327)	19,866
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(1,511)	—	(454)	454	(1,511)

Retained earnings at end of period	$99,369	$151,167	$(13,765)	$121,124	(206,728)	$151,167

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 2002
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Cash provided by (used in) operating activities	$7,086	$6,426	$(123)	(86,800)	$—	$(73,411)
Cash flows from investing activities
Property, plant and equipment
- additions	(16,368)	—	—	(4,828)	—	(21,196)
- disposals	3	—	—	188	—	191
Business (acquisitions) dispositions	—	—	—	—	—	—

Cash provided by (used in) investing activities	(16,365)	—	—	(4,640)		(21,005)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	6,641	—	6,641
Repayment of long-term borrowings	—	—	—	(13,329)	—	(13,329)
Net change in short-term borrowings	6,744	—	—	87,104	—	93,848
Buyback of long-term debt	—	(4,791)	—	—	—	(4,791)
Dividends received /(paid)	—	(1,511)	—	—	—	(1,511)
Other	—	(145)	—	—	—	(145)

Cash provided by (used in) financing activities	6,744	(6,447)	—	80,416	—	80,713
Increase (decrease) in cash for year	(2,535)	(21)	(123)	(11,024)	—	(13,703)
Cash at beginning of year	2,535	79	123	26,263	—	29,000

Cash at end of period	$—	$58	$—	$15,239	—	$15,297

Interest	$5,092	$1,692	$—	$5,264		$12,048
Income taxes	916	2,936	—	5,860		9,712

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING BALANCE SHEET
September 30, 2001
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Assets
Cash	$7,010	$—	$78	$15,467	$—	22,555
Receivables	11,657	14	7	185,102	—	196,780
Intercompany receivables	146,183	2,077	35	30,744	(179,039)	—
Inventories	83,125	—	—	198,442	—	281,567
Assets of discontinued operations	—	—	—	23,929	—	23,929
Prepaids expenses	109	—	1	4,109	—	4,219
Marketable securities	—	1	—	553	—	554

Current assets	248,084	2,092	121	458,346	(179,039)	529,604
Property, plant and equipment	20,956	—	11	112,210	—	133,177
Investment in subsidiaries	116,520	219,498	25,742	149,262	(511,022)	—
Investment in affiliates	—	—	—	9,911	—	9,911
Other noncurrent assets	32	9,829	—	26,174	—	36,035

Total assets	$385,592	$231,419	$25,874	$755,903	$(690,061)	$708,727

Liabilities
Short-term borrowings	$—	$99	$—	$149,535	$—	$149,634
Current portion of long-term debt	—	—	—	10,269	—	10,269
Accounts payable	22,547	800	7	120,782	—	144,136
Liabilities of discontinued operations	—	—		3,070	—	3,070
Intercompany accounts payable	36,440	1,548	1,590	139,461	(179,039)	—
Taxes accrued	12,850	(8,432)	—	6,812	—	11,230

Current liabilities	71,837	(5,985)	1,597	429,929	(179,039)	318,339
Long-term debt	113,000	—	—	15,144	—	128,144
Convertible subordinated debentures	—	51,652	—	—	—	51,652
Retirement and other benefits	9,599	873	—	9,464	—	19,936
Deferred taxes	(1,302)	(1,619)	—	9,080	—	6,159

Total liabilities	193,134	44,921	1,597	463,617	(179,039)	524,230

Minority interests	—	—	—	50	—	50

Shareholders’ equity
Common stock	993	3,191	32,404	167,040	(200,437)	3,191
Additional paid-in capital	130,860	105,444	—	58,106	(188,966)	105,444
Unearned restricted stock plan compensation	(684)	(400)	(13)	(1,354)	—	(2,451)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	82,430	129,801	4,729	115,732	(202,891)	129,801
Accumulated other comprehensive income	(21,141)	(47,288)	(12,843)	(47,288)	81,272	(47,288)

Total shareholders’ equity	192,458	186,498	24,277	292,236	(511,022)	184,447

Total liabilities and equity	$385,592	$231,419	$25,874	$755,903	$(690,061)	$708,727

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Second Quarter ended September 30, 2001
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$62,065	$—	$37	$266,567	$(91,967)	$236,702
Cost of sales:
Materials services and supplies	52,381	—	—	229,203	(91,967)	189,617
Interest	837	—	—	4,142	—	4,979

Gross profit	8,847	—	37	33,222	—	42,106
Selling, general & administrative expenses	3,644	1,683	49	11,053	—	16,429
Other interest expense	2,825	978	—	(1,095)	—	2,708
Other income (expense) net	(5,264)	4,001	—	2,143	—	880

Income (loss) before taxes	(2,886)	1,340	(12)	25,407	—	23,849
Income taxes	(4,444)	460	—	14,592	—	10,608

Income (loss) after taxes	1,558	880	(12)	10,815	—	13,241
Equity in earnings of affiliates	—	—	—	106	—	106
Equity in earnings of subsidiaries	11,455	12,450	(534)	—	(23,371)	—

Income from continuing operations	13,013	13,330	(546)	10,921	(23,371)	13,347
Discontinued operations	—	(969)	(969)	(969)	1,938	(969)
Extraordinary gain (loss) due to buyback of long-term debt	(17)	—	—	—	—	(17)

Net income	12,996	12,361	(1,515)	9,952	(21,433)	12,361
Retained earnings at beginning of period	69,434	118,107	6,244	105,780	(181,458)	118,107
Common stock dividends	—	(667)	—	—	—	(667)

Retained earnings at end of period	$82,430	$129,801	$4,729	$115,732	$(202,891)	$129,801

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS
Six months ended September 30, 2001
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$109,716	$—	$82	495,144	$(157,133)	$447,809
Cost of sales:
Materials services and supplies	91,827	—	—	434,850	(157,133)	369,544
Interest	2,401	—	—	7,804	—	10,205

Gross profit	15,488	—	82	52,490	—	68,060
Selling, general & administrative expenses	6,302	3,114	100	24,884	—	34,400
Other interest expense	4,711	1,983	—	(2,083)	—	4,611
Other income (expense) net	(2,983)	4,390	—	647	—	2,054

Income (loss) before taxes	1,492	(707)	(18)	30,336	—	31,103
Income taxes	(2,955)	(240)	—	17,320	—	14,125

Income (loss) after taxes	4,447	(467)	(18)	13,016	—	16,978
Equity in earnings of affiliates	—	—	—	120	—	120
Equity in earnings of subsidiaries	13,512	17,548	(376)	—	(30,684)	—

Income from continuing operations	17,959	17,081	(394)	13,136	(30,684)	17,098
Discontinued operations	—	(1,630)	(1,630)	(1,630)	3,260	(1,630)
Extraordinary gain (loss) due to buyback of long-term debt	(17)	—	—	—	—	(17)

Net income	17,942	15,451	(2,024)	11,506	(27,424)	15,451
Retained earnings at beginning of period	64,488	115,680	6,753	104,226	(175,467)	115,680
Common stock dividends	—	(1,330)	—	—	—	(1,330)

Retained earnings at end of period	$82,430	$129,801	$4,729	$115,732	(202,891)	$129,801

STANDARD COMMERCIAL CORPORATION
SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
Six months ended September 30, 2001
(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Cash provided by (used in) operating activities	$11,906	$—	$34	(12,901)	$—	$(961)
Cash flows from investing activities
Property, plant and equipment
- additions	(2,778)	—	—	(4,377)	—	(7,155)
- disposals	7	—	—	361	—	368
Business (acquisitions) dispositions	—	—	—	44	—	44

Cash provided by (used in) investing activities	(2,771)	—	—	(3,972)		(6,743)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	4,850	—	4,850
Repayment of long-term borrowings	—	—	—	(8,810)	—	(8,810)
Net change in short-term borrowings	(656)	66	—	(1,378)	—	(1,968)
Buyback of long-term debt	(2,017)	—	—	—	—	(2,017)
Dividends received /(paid)	—	(1,330)	—	—	—	(1,330)
Other	—	1,264	—	(3)	—	1,261

Cash provided by (used in) financing activities	(2,673)	—	—	(5,341)	—	(8,014)
Increase (decrease) in cash for year	6,462	—	34	(22,214)	—	(15,718)
Cash at beginning of year	548	—	44	37,681	—	38,273

Cash at end of period	$7,010	$—	$78	$15,467	—	$22,555

Interest	$5,139	$1,872	$—	$6,730		$13,741
Income taxes	650	3,650	—	6,248		10,548

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended September 30, 2002 were $239.4 million, an increase of 1.2% from a year earlier.  Sales for the six-month period were $437.6 million, a decrease of 2.3% from same period in the prior year. Tobacco division sales for the quarter of $203.7 million were essentially level with the corresponding period in 2001. Sales for the six months were down 4.4% from $373.3 million to $356.9 million because the prior year included more shipments of higher priced U.S. tobacco.  Processing revenue for the current quarter and six months increased over 50% from the same prior year periods mainly due to the contributions from the recently acquired processing facility in the United States.  The volume of tobacco sold during the current quarter was slightly higher than the same prior year quarter. The volume sold for the six months was 2.6% lower than the same prior year period mainly due to lower shipments from North America, CIS and Europe. To certain extent the decrease in volume was offset by increased shipments from the Far East, South America and Africa. The average tobacco selling price during the quarter and six months was lower than the corresponding periods in fiscal 2001. Nontobacco sales of $35.7 million and $80.7 million for the current quarter and six months, respectively, were up 6.0% and 8.3% from the same periods a year earlier primarily due to higher wool prices. Wool demand and prices have been erratic in recent months due to uncertain consumer demand for textile goods and spinners’ efforts to adjust their wool/synthetic blends in reaction to relatively high wool prices.

Gross profit for the quarter and six months of $43.9 million and $75.4 million improved 4.3% and 10.8% from the corresponding periods in fiscal 2001, due primarily to increased processing revenues, contribution from the new processing facility in Argentina and sales mix. The gross profit from nontobacco was 53% and 33% lower than prior year periods due primarily to difficult trading conditions in Europe. Total interest expense was $2.4 million and $4.9 million lower than the corresponding quarter and six months periods in fiscal 2001 due to the Company’s debt repurchase program and lower rates on short-term borrowings. Selling, general and administrative expenses increased due primarily to the first time inclusion of the recently acquired tobacco leaf processing facilities in the United States and Argentina, higher insurance, legal and professional fees and normal inflationary increases. Other income for the current quarter was $1.2 million versus $0.9 million during the same prior year period. The increase was mainly due to increase in interest income and insurance recoveries.

The effective tax rate decreased to 33.8% and 39.9% in the current second quarter and six months from 44.5% and 45.4% in the corresponding periods a year earlier. This was due to differences in tax rates and relief available in some areas where profits are earned and losses are incurred.

Income from continuing operations for the quarter and six months were $15.3 million and $20.9 million, respectively, versus $13.3 million and $17.1 million in the prior year periods. Net income for the quarter was $15.1 million, or $1.12 and $1.04 per share on a basic and diluted basis, respectively, versus $12.4 million, or $0.93 and $0.86 share on  basic and diluted basis for the corresponding prior year period. For the six-month period, net income was $19.9 million, or $1.48 and $1.39 per share on a basic and diluted basis, respectively, versus $15.5 million, or $1.16 and $1.10 per share on a basic and diluted basis in the prior year period.

Liquidity and Capital Resources

Working capital at September 30, 2002 was $188.1 million, compared to $211.3 million a year earlier. Most of the decrease was due to the buy-back of $36.6 million of publicly traded debt and a net reduction of $2.2 million long- term borrowings. Capital expenditures of $21.2 million during the current six months consisted of $20.9 million in the tobacco division and $0.3 million in the wool division. The tobacco division expenditures included the purchase of the leaf processing assets of Export Leaf Tobacco in the United States and routine expenditures. Cash used in the operating activities during the six months totaled $73.4 million mainly due to the seasonal increase in inventories, receivables and decrease in payables. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of customer intake of inventories. Since September 30, 2002 the Company completed its current $20 million open market debt buyback program announced in August of this year.

STANDARD COMMERCIAL CORPORATION
   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

On August 26, 2002 the Company’s major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million. The maturity date has been extended from July 31, 2003 to July 31, 2005. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends.  Under its most restrictive covenant, the Company had approximately $24.3 million of retained earnings available for distribution as dividends at September 30, 2002.

Based on the outlook for the business for the next twelve months, management anticipates that it will be able to service the interest and principal on its indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under its credit facilities.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking.  Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. trading conditions; unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions.  More information regarding certain of these factors is contained in the Company’s other SEC filings, copies of which are available upon request from the Company.  The Company assumes no obligation to update any of these forward-looking statements.

Item 4. Controls and Procedures

(a)  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II - OTHER INFORMATION

Item 3. Legal Proceedings

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	a.	The annual Meeting of Shareholders was held on August 13, 2002.

	b.	Two persons nominated by management were elected as directors for term expiring in 2005, as follows:

Nominee	Votes For	Votes Withheld

Robert E. Harrison	10,990,976	1,672,174
William A. Ziegler	12,569,384	93,766

PART II - OTHER INFORMATION (continued)

c.	One person nominated by management was elected as director for term expiring in 2004, as follows:

Nominee	Votes For	Votes Withheld

Robert A. Sheets	12,605,048	58,102

In addition the following directors remained in office after the meeting: J.Alec G. Murray; Daniel M. Sullivan; B. Clyde Preslar; Mark W. Kehaya; William S. Barrack, Jr.; and William S. Sheridan.

d.

The appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal 2003 was approved by a vote of 12,466,304 shares in favor, 84,290 shares against and 112,556 shares abstaining.

Item 5	OTHER INFORMATION

The Company’s Audit Committee has approved for Deloitte & Touche, LLP, the independent auditors of the Company, to provide normal tax return review services for the Company during fiscal 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a.	The following exhibit is filed as a part of this report:

4 (i) Seventh Supplemental Agreement dated August 26, 2002 between the Company and certain subsidiaries and Deutsche Bank A.G. et al.

11 Computation of Earnings per Common Share.

99 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	b.	The Company filed a Current Report on Form 8-K on August 14, 2002 announcing an increase in its cash dividend and a debt buy-back program..

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002.
STANDARD COMMERCIAL CORPORATION
(Registrant)

	By	/s/ ROBERT E HARRISON

Robert E Harrison President, Chief Executive Officer

	By	/s/ ROBERT A SHEETS

Robert A Sheets Vice President and Chief Financial Officer

CERTIFICATION

          Securities Exchange Act Rule 13a-14 adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Robert E. Harrison, certify that:

1.	I have reviewed this quarterlyreport on Form10-Q of Standard Commercial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations of the issuer as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

		By	/s/ ROBERT E HARRISON

Robert E Harrison President, Chief Executive Officer

CERTIFICATION

             Securities Exchange Act Rule 13a-14 adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Robert A. Sheets, certify that:

1.	I have reviewed this QuarterlyReport on Form10-Q of Standard Commercial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002		By:	/s/ ROBERT A SHEETS

Robert A Sheets Vice President and Chief Financial Officer