Form 10-Q
period 2002-12-31
STANDARD COMMERCIAL CORP
filed 2003-02-05
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended DECEMBER 31, 2002

Commission file number 1-9875

STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of North Carolina	I.R.S. Employer Identification No. 13-1337610

2201 Miller Road, Wilson, North Carolina 27893

Telephone Number 252-291-5507

On February 4, 2003 the registrant had outstanding 13,492,769 shares of Common Stock ($0.20 par value).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31		March 31
	2002	2001	2002
	(unaudited)
ASSETS
Cash	$38,063	$58,861	$29,000
Receivables	210,031	204,808	169,350
Inventories	310,569	211,258	241,205
Assets of discontinued operations	7,217	21,086	22,280
Prepaid expenses	6,110	5,441	7,532
Marketable securities	1,191	537	531

Current assets	573,181	501,991	469,898
Property, plant and equipment	157,650	135,870	134,919
Investment in affiliates	9,564	9,981	9,569
Other assets	38,232	39,706	36,256

Total assets	$778,627	$687,548	$650,642

LIABILITIES
Short-term borrowings	$256,206	$137,019	$132,379
Current portion of long-term debt	5,679	11,278	10,309
Accounts payable	113,892	131,330	124,760
Liabilities of discontinued operations	2,472	2,590	9,372
Taxes accrued	14,724	8,866	10,880

Current liabilities	392,973	291,083	287,700
Long-term debt	78,914	130,451	96,823
Convertible subordinated debentures	45,051	51,316	49,989
Retirement and other benefits	21,026	20,173	20,459
Deferred taxes	5,178	5,928	5,000

Total liabilities	543,142	498,951	459,971

MINORITY INTERESTS	1,921	55	18

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000 Issued 16,109,404 (Dec.01—15,981,719; Mar. 02—15,985,848)	3,222	3,196	3,197
Additional paid-in capital	108,391	106,003	106,077
Unearned restricted stock plan compensation	(3,313)	(2,244)	(2,000)
Treasury shares, 2,617,707 (Dec. 01—2,617,707; Mar. 02—2,617,707)	(4,250)	(4,250)	(4,250)
Retained earnings	160,961	134,786	132,812
Accumulated other comprehensive income	(31,447)	(48,949)	(45,183)

Total shareholders’ equity	233,564	188,542	190,653

Total liabilities and equity	$778,627	$687,548	$650,642

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands, except per share information; unaudited)

	Third quarter ended December 31		Nine months ended December 31
	2002	2001	2002	2001
Sales—tobacco	$211,455	$196,044	$568,359	$569,323
—nontobacco	51,535	38,975	132,271	113,505

Total sales	262,990	235,019	700,630	682,828
Cost of sales—materials, services and supplies	219,984	198,785	574,388	568,329
—interest	4,225	4,456	12,071	14,661

Gross profit	38,781	31,778	114,171	99,838
Selling, general and administrative expenses	20,306	21,347	60,960	55,747
Other interest expense	1,183	1,873	3,279	6,484
Other income (expense)—net	1,408	136	3,482	2,190

Income before taxes	18,700	8,694	53,414	39,797
Income taxes	(6,581)	(2,503)	(20,415)	(16,628)

Income after taxes	12,119	6,191	32,999	23,169
Equity in earnings of affiliates	(65)	(20)	(91)	100

Income from continuing operations	12,054	6,171	32,908	23,269
Loss from discontinued operations, net of tax	(1,287)	(529)	(2,422)	(2,159)
Extraordinary gain (loss) due to buyback of debt, net of tax	(130)	11	17	(6)

Net income	10,637	5,653	30,503	21,104
Retained earnings at beginning of period	151,167	129,801	132,812	115,680
Common stock dividends	(843)	(668)	(2,354)	(1,998)

Retained earnings at end of period	$160,961	$134,786	$160,961	$134,786

Earnings per common share
Basic:
From continuing operations	$0.89	$0.46	$2.45	$1.75
From discontinued operations	(0.10)	(0.04)	(0.18)	(0.16)
Extraordinary item	0.00	0.00	0.00	0.00

Net	$0.79	$0.42	$2.27	$1.59

Average shares outstanding	13,489	13,356	13,447	13,310
Diluted:
From continuing operations	$0.83	$0.45	$2.29	$1.66
From discontinued operations	(0.09)	(0.04)	(0.16)	(0.14)
Extraordinary item	0.00	0.00	0.00	0.00

Net	$0.74	$0.41	$2.13	$1.52

Average shares outstanding	15,088	15,180	15,079	15,136
Dividend declared per common share	$0.0625	$0.05	$0.175	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine months ended December 31
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,503	$21,104
Depreciation and amortization	14,582	14,419
Deferred income taxes	178	448
Undistributed (earnings) losses of affiliates net of dividends received	174	(82)
Loss (gain) on buyback of debts	(17)	6
Gain on disposition of property, plant and equipment	(134)	(155)
Other	808	321

	46,094	36,061
Net changes in working capital other than cash
Receivables	(29,647)	(3,924)
Inventories	(57,949)	26,323
Current payables	(18,932)	(7,942)
Discontinued operations	7,563	6,416

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(52,871)	56,934

CASH FLOWS FROM INVESTING ACTIVITIES
Property, plant and equipment—additions	(29,121)	(10,782)
—dispositions	356	458
Business (acquisitions) dispositions	600	164

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(28,165)	(10,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	123,826	(14,583)
Proceeds from long-term borrowings	7,645	7,432
Repayment of long-term borrowings	(15,307)	(15,102)
Buyback of senior notes/convertible subordinated debentures	(23,743)	(2,341)
Dividends paid	(2,354)	(1,998)
Other	32	406

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	90,099	(26,186)

Increase in cash for period	9,063	20,588
Cash at beginning of period	29,000	38,273

CASH AT END OF PERIOD	$38,063	$58,861

Cash payments for—interest	$18,944	$16,404
—income taxes	$17,004	$20,297

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 2002. Because of the nature of the Company’s businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	INVENTORIES

	December 31		March 31
	2002	2001	2002
(In thousands)
Tobacco	$247,701	$162,670	$185,711
Nontobacco	62,868	48,588	55,494

Total	$310,569	$211,258	$241,205

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Quarter ended		Nine months ended
	December 31		December 31
(In thousands)	2002	2001	2002	2001
Net income	$10,637	$5,653	$30,503	$21,104
Other comprehensive income:
Translation adjustment	5,110	(1,661)	12,854	(570)
Cumulative effect of change in accounting for derivative financial instruments	—	—	—	(2,067)
Derivative financial instruments	784	(90)	882	2,218

Total comprehensive income	$16,531	$3,902	$44,239	$20,685

4.	SEGMENT INFORMATION

The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income (loss) were as follows:

	Quarter ended		Nine months ended
	December 31		December 31
	2002	2001	2002	2001

(In thousands)
Sales
Tobacco	$211,455	$196,044	$568,359	$569,323
Nontobacco	51,535	38,975	132,271	113,505

	$262,990	$235,019	$700,630	$682,828

Net income (loss)
Tobacco	$11,974	$7,772	$35,139	$25,249
Nontobacco	(1,337)	(2,119)	(4,636)	(4,145)

	$10,637	$5,653	$30,503	$21,104

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards (SFAS) 128. The diluted earnings per share include the effect of the convertible subordinated debentures which if converted would have increased the weighted average number of shares and net income applicable to common stock. The weighted numbers of shares were further increased by employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in the computation of diluted earnings per share.

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

In accordance with the transition provisions of SFAS 133, in the nine months ended December 31, 2001 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments.

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS 133. SFAS 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in fair value of derivatives be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at December 31, 2002 was $30.7 million with a notional value of $31.7 million.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations”, and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that upon adoption, amortization of goodwill cease and instead, the carrying value of goodwill be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of”. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002.

In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective April 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

	Quarter ended December 31		Nine months ended December 31
	2002	2001	2002	2001
(In thousands)
Reported net income	$10,637	$5,653	$30,503	$21,104
Add: Goodwill amortization	—	368	—	1,142

Adjusted net income	$10,637	$6,021	$30,503	$22,246

Reported basic earnings per share	$0.79	$0.42	$2.27	$1.59
Add: Goodwill amortization	—	0.03	—	0.08

Adjusted basic earnings per share	$0.79	$0.45	$2.27	$1.67

	Quarter ended December 31		Nine months ended December 31
	2002	2001	2002	2001
Reported diluted earnings per share	$0.74	$0.41	$2.13	$1.52
Add: Goodwill amortization	—	0.02	—	0.08

Adjusted diluted earnings per share	$0.74	$0.43	$2.13	$1.60

The carrying amount of goodwill and other intangible assets for the quarter ended December 31, 2002, by operating segments, were as follows:

GOODWILL

	Tobacco	Wool	Total
(In thousands)
At April 1, 2002 and December 31, 2002	$9,003	$2,286	$11,289

INTANGIBLES
	Tobacco	Wool	Total
(In thousands)
At April 1, 2002	$2,614	—	$2,614
Additions	1,547	—	1,547
Less amortization	1,567	—	1,567

Balance as of December 31, 2002	$2,594	—	$2,594

Estimated amortization expenses for the next five fiscal years is as follows:

2003 (three months)-$234; 2004-$936; 2005-$936; 2006-$383 and 2007-$106.

8.	DISCONTINUED OPERATIONS

In August 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Under SFAS 144 a component of business that is held for sale is reported in discontinued operations if the operations and cash flows will be, or have been eliminated from the on-going operations of the Company and the Company will not have any significant continuing involvement in such operations. The Company adopted the provisions of SFAS 144 in the quarter ended March 31, 2002. During the same period the Company decided to close and dispose of wool units in South Africa, New Zealand and Argentina, and its specialty fibers business in Holland. During the quarter ended December 31, 2002, the Company sold its New Zealand operations. The Argentinean and specialty fibers business have been substantially liquidated and the South African operation is being wound down.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Revenues and the assets and liabilities for these units, other than debt guaranteed by the Company, were as follows:

	Quarter ended December 31		Nine months ended December 31
	2002	2001	2002	2001
(In thousands)
Revenues	$9,337	$13,395	$34,023	$39,447

	December 31			March 31
	2002	2001		2002
(In thousands)
Inventory	$2,833	$9,629		$10,796
Receivables	2,799	8,962		10,113
Other assets	1,585	2,495		1,371

Assets	7,217	21,086		22,280
Accounts payables and other liabilities	2,472	2,590		9,372

Net assets available for sale	$4,745	$18,496		$12,908

Debt guaranteed by the Company (not included in discontinued operations)	$8,982	$11,555		$13,986

9.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes made by this Statement is to change the accounting for the classification of gains and losses from the extinguishment of debt as previously required under SFAS 4. Upon adoption, the Company will follow APB 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, in determining whether any extinguishment of debt may be classified as extraordinary. The provision of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees and provide benefits to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The impact on the Company’s financial position and results of operations from adopting SFAS 146 has not been determined.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation 34.” FIN 45 clarifies the requirements of FASB Statement 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company will evaluate at quarterly intervals issuance of guarantees and recognize a liability for the fair value of the obligation it assumes under the guarantee on its financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports.

10.	SENIOR NOTES

The 8 7/8% Senior Notes due 2005 were issued by Standard Commercial Tobacco Co., Inc. (the “Issuer”), a wholly owned subsidiary of the Company. The Company and Standard Wool, Inc., a wholly owned subsidiary of the Company (the “Guarantors”), jointly and severally, guarantee, on a senior basis, the full and prompt performance of the Issuer’s obligations under the terms of the indenture. Management has determined that full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Issuer and the Guarantors.

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$598	$137	$—	$37,328	$—	38,063
Receivables	16,770	3	—	193,258	—	210,031
Intercompany receivables	124,197	35,199	—	11,497	(170,893)	—
Inventories	83,603	—	—	226,966	—	310,569
Assets of discontinued operations	—	—	—	7,217	—	7,217
Prepaid expenses	2,578	382	—	3,150	—	6,110
Marketable securities	—	1	—	1,190	—	1,191

Current assets	227,746	35,722	—	480,606	(170,893)	573,181
Property, plant and equipment	34,890	—	—	122,760	—	157,650
Investment in subsidiaries	152,869	244,040	15,132	156,064	(568,105)	—
Investment in affiliates	—	—	—	9,564	—	9,564
Other noncurrent assets	1,238	14,015	—	22,979	—	38,232

Total assets	$416,743	$293,777	$15,132	$791,973	$(738,998)	$778,627

Liabilities
Short-term borrowings	$54,968	$—	$—	$201,238	$—	$256,206
Current portion of long-term debt	—	—	—	5,679	—	5,679
Accounts payable	13,395	1,925	—	98,572	—	113,892
Liabilities of discontinued operations	—	—		2,472	—	2,472
Intercompany accounts payable	40,898	14,276	906	114,813	(170,893)	—
Taxes accrued	7,096	(4,410)	—	12,038	—	14,724

Current liabilities	116,357	11,791	906	434,812	(170,893)	392,973
Long-term debt	65,177	—	—	13,737	—	78,914
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,570	990	—	10,466	—	21,026
Deferred taxes	(1,710)	(376)	—	7,264	—	5,178

Total liabilities	189,394	57,456	906	466,279	(170,893)	543,142

Minority interests	—	—	—	1,921	—	1,921

Shareholders' equity
Common stock	993	3,222	32,404	166,365	(199,762)	3,222
Additional paid-in capital	130,860	108,391	—	60,564	(191,424)	108,391
Unearned restricted stock plan compensation	(779)	(556)	—	(1,978)	—	(3,313)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	110,959	160,961	(15,102)	129,982	(225,839)	160,961
Accumulated other comprehensive income	(14,684)	(31,447)	(3,076)	(31,160)	48,920	(31,447)

Total shareholders' equity	227,349	236,321	14,226	323,773	(568,105)	233,564

Total liabilities and equity	$416,743	$293,777	$15,132	$791,973	$(738,998)	$778,627

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third Quarter ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$58,612	$—	$—	$275,394	$(71,016)	$262,990
Cost of sales:
Materials services and supplies	47,881	—	—	243,119	(71,016)	219,984
Interest	232	—	—	3,993	—	4,225

Gross profit	10,499	—	—	28,282	—	38,781
Selling, general & administrative expenses	4,214	1,253	—	14,839	—	20,306
Other interest expense	1,963	826	—	(1,606)	—	1,183
Other income (expense) net	227	2,699	—	(1,518)	—	1,408

Income (loss) before taxes	4,549	620	—	13,531	—	18,700
Income taxes	1,729	236	—	4,616	—	6,581

Income (loss) after taxes	2,820	384	—	8,915	—	12,119
Equity in earnings of affiliates	—	—	—	(65)	—	(65)
Equity in earnings of subsidiaries	8,900	11,540	(50)	—	(20,390)	—

Income from continuing operations	11,720	11,924	(50)	8,850	(20,390)	12,054
Discontinued operations	—	(1,287)	(1,287)	8	1,279	(1,287)
Extraordinary gain (loss) due to buyback of long-term debt	(130)	—	—	—	—	(130)

Net income	11,590	10,637	(1,337)	8,858	(19,111)	10,637
Retained earnings at beginning of period	99,369	151,167	(13,765)	121,124	(206,728)	151,167
Common stock dividends	—	(843)	—	—	—	(843)

Retained earnings at end of period	$110,959	$160,961	$(15,102)	$129,982	$(225,839)	$160,961

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total

Sales	$156,127	$—	$—	$770,676	$(226,173)	$700,630
Cost of sales:
Materials services and supplies	126,387	—	—	674,174	(226,173)	574,388
Interest	582	—	—	11,489	—	12,071

Gross profit	29,158	—	—	85,013	—	114,171
Selling, general & administrative expenses	11,121	4,490	1	45,348	—	60,960
Other interest expense	5,691	2,518	—	(4,930)	—	3,279
Other income (expense) net	306	6,892	—	(3,716)	—	3,482

Income (loss) before taxes	12,652	(116)	(1)	40,879	—	53,414
Income taxes	4,808	(44)	—	15,651	—	20,415

Income (loss) after taxes	7,844	(72)	(1)	25,228	—	32,999
Equity in earnings of affiliates	—	—	—	(91)	—	(91)
Equity in earnings of subsidiaries	27,350	32,850	(2,213)	—	(57,987)	—

Income from continuing operations	35,194	32,778	(2,214)	25,137	(57,987)	32,908
Discontinued operations	—	(2,422)	(2,422)	(1,127)	3,549	(2,422)
Extraordinary gain (loss) due to buyback of long-term debt, net of tax	(130)	147	—	—	—	17

Net income	35,064	30,503	(4,636)	24,010	(54,438)	30,503
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(2,354)	—	(454)	454	(2,354)

Retained earnings at end of period	$110,959	$160,961	$(15,102)	$129,982	(225,839)	$160,961

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$(7,830)	$8,548	$(123)	(53,466)	$—	$(52,871)
Cash flows from investing activities Property, plant and equipment
—additions	(18,207)	—	—	(10,914)	—	(29,121)
—disposals	3	—	—	353	—	356
Business (acquisitions) dispositions	—	—	600	—	—	600

Cash provided by (used in) investing activities	(18,204)	—	600	(10,561)		(28,165)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	7,645	—	7,645
Repayment of long-term borrowings	—	—	—	(15,307)	—	(15,307)
Net change in short-term borrowings	43,049	—	—	80,777	—	123,826
Buyback of long-term debt	(18,952)	(4,791)	—	—	—	(23,743)
Dividends received /( paid)	—	(2,354)	—	—	—	(2,354)
Other	—	(1,345)	(600)	1,977	—	32

Cash provided by (used in) financing activities	24,097	(8,490)	(600)	75,092	—	90,099
Increase (decrease) in cash for year	(1,937)	58	(123)	11,065	—	9,063
Cash at beginning of year	2,535	79	123	26,263	—	29,000

Cash at end of period	$598	$137	$—	$37,328	—	$38,063

Interest	$9,509	$1,633	$—	$7,802		$18,944
Income taxes	1,281	7,760	—	7,963		17,004

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2001

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$28,204	$7	$123	$30,527	$—	58,861
Receivables	11,521	14	—	193,273	—	204,808
Intercompany receivables	144,404	3,494	35	21,557	(169,490)	—
Inventories	62,326	—	—	148,932	—	211,258
Assets of discontinued operations	—	—	—	21,086	—	21,086
Prepaid expenses	—	—	1	5,440	—	5,441
Marketable securities	—	1	—	536	—	537

Current assets	246,455	3,516	159	421,351	(169,490)	501,991

Property, plant and equipment	20,360	—	11	115,499	—	135,870
Investment in subsidiaries	118,352	223,581	22,694	149,347	(513,974)	—
Investment in affiliates	—	—	—	9,981	—	9,981
Other noncurrent assets	2,444	13,680	—	23,582	—	39,706

Total assets	$387,611	$240,777	$22,864	$719,760	$(683,464)	$687,548

Liabilities
Short-term borrowings	$362	$—	$—	$136,657	$—	$137,019
Current portion of long-term debt	—	—	—	11,278	—	11,278
Accounts payable	19,425	1,916	7	109,982	—	131,330
Liabilities of discontinued operations	—	—		2,590	—	2,590
Intercompany accounts payable	37,777	1,136	1,590	128,987	(169,490)	—
Taxes accrued	8,979	(3,226)	—	3,113	—	8,866

Current liabilities	66,543	(174)	1,597	392,607	(169,490)	291,083

Long-term debt	113,000	—	—	17,451	—	130,451
Convertible subordinated debentures	—	51,316	—	—	—	51,316
Retirement and other benefits	9,711	900	—	9,562	—	20,173
Deferred taxes	(1,302)	(1,619)	—	8,849	—	5,928

Total liabilities	187,952	50,423	1,597	428,469	(169,490)	498,951

Minority interests	—	—	—	55	—	55

Shareholders' equity
Common stock	993	3,196	32,404	166,211	(199,608)	3,196
Additional paid-in capital	130,860	106,003	—	58,106	(188,966)	106,003
Unearned restricted stock plan compensation	(618)	(432)	(13)	(1,181)	—	(2,244)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	90,293	134,786	2,608	117,049	(209,950)	134,786
Accumulated other comprehensive income	(21,869)	(48,949)	(13,732)	(48,949)	84,550	(48,949)

Total shareholders' equity	199,659	190,354	21,267	291,236	(513,974)	188,542

Total liabilities and equity	$387,611	$240,777	$22,864	$719,760	$(683,464)	$687,548

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third Quarter ended December 31, 2001

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$66,555	$—	$—	$233,411	$(64,947)	$235,019
Cost of sales:
Materials services and supplies	53,672	—	—	210,060	(64,947)	198,785
Interest	985	—	—	3,471	—	4,456

Gross profit	11,898	—	—	19,880	—	31,778
Selling, general & administrative expenses	3,624	1,288	47	16,388	—	21,347
Other interest expense	2,324	1,027	—	(1,478)	—	1,873
Other income (expense) net	830	2,163	(1)	(2,856)	—	136

Income (loss) before taxes	6,780	(152)	(48)	2,114	—	8,694
Income taxes	2,307	(52)	—	248	—	2,503

Income (loss) after taxes	4,473	(100)	(48)	1,866	—	6,191
Equity in earnings of affiliates	—	—	—	(20)	—	(20)
Equity in earnings of subsidiaries	3,390	6,271	(1,544)	—	(8,117)	—

Income from continuing operations	7,863	6,171	(1,592)	1,846	(8,117)	6,171
Discontinued operations	—	(529)	(529)	(529)	1,058	(529)
Extraordinary gain (loss) due to buyback of long-term debt	—	11	—	—	—	11

Net income	7,863	5,653	(2,121)	1,317	(7,059)	5,653
Retained earnings at beginning of period	82,430	129,801	4,729	115,732	(202,891)	129,801
Common stock dividends	—	(668)	—	—	—	(668)

Retained earnings at end of period	$90,293	$134,786	$2,608	$117,049	$(209,950)	$134,786

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2001

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$176,271	$—	$82	$728,555	$(222,080)	$682,828
Cost of sales:
Materials services and supplies	145,499	—	—	644,910	(222,080)	568,329
Interest	3,386	—	—	11,275	—	14,661

Gross profit	27,386	—	82	72,370	—	99,838
Selling, general & administrative expenses	9,926	4,402	147	41,272	—	55,747
Other interest expense	7,035	3,010	—	(3,561)	—	6,484
Other income (expense) net	(2,153)	6,553	(1)	(2,209)	—	2,190

Income (loss) before taxes	8,272	(859)	(66)	32,450	—	39,797
Income taxes	(648)	(292)	—	17,568	—	16,628

Income (loss) after taxes	8,920	(567)	(66)	14,882	—	23,169
Equity in earnings of affiliates	—	—	—	100	—	100
Equity in earnings of subsidiaries	16,902	23,819	(1,920)	—	(38,801)	—

Income from continuing operations	25,822	23,252	(1,986)	14,982	(38,801)	23,269
Discontinued operations	—	(2,159)	(2,159)	(2,159)	4,318	(2,159)
Extraordinary gain (loss) due to buyback of long-term debt	(17)	11	—	—	—	(6)

Net income	25,805	21,104	(4,145)	12,823	(34,483)	21,104
Retained earnings at beginning of period	64,488	115,680	6,753	104,226	(175,467)	115,680
Common stock dividends	—	(1,998)	—	—	—	(1,998)

Retained earnings at end of period	$90,293	$134,786	$2,608	$117,049	(209,950)	$134,786

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2001

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non-Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$32,525	$5,956	$79	18,374	$—	$56,934
Cash flows from investing activities
Property, plant and equipment
—additions	(2,976)	—	—	(7,806)	—	(10,782)
—disposals	12	—	—	446	—	458
Business (acquisitions) dispositions	—	—	—	164	—	164

Cash provided by (used in) investing activities	(2,964)	—	—	(7,196)		(10,160)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	7,432	—	7,432
Repayment of long-term borrowings	—	(3,594)	—	(11,508)	—	(15,102)
Net change in short-term borrowings	(294)	(33)	—	(14,256)	—	(14,583)
Buyback of long-term debt	(2,017)	(324)	—	—	—	(2,341)
Dividends received /( paid)	—	(1,998)	—	—	—	(1,998)
Other	406	—	—	—	—	406

Cash provided by (used in)
financing activities	(1,905)	(5,949)	—	(18,332)	—	(26,186)
Increase (decrease) in cash for year	27,656	7	79	(7,154)	—	20,588
Cash at beginning of year	548	—	44	37,681	—	38,273

Cash at end of period	$28,204	$7	$123	$30,527	—	$58,861

Interest	$5,152	$2,152	$—	$9,100		$16,404
Income taxes	5,389	4,650	—	10,258		20,297

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the quarter ended December 31, 2002 were $263.0 million, an increase of 11.9% from a year earlier. Sales for the nine-month period were $700.6 million, up 2.6% from same period a year earlier. Tobacco division sales for the quarter were $211.5 million versus $196.0 million in the corresponding period in fiscal 2002, an increase of 7.9%. Volume and revenue increases were achieved in Asia and South America. The Asian increases were from China, India and Indonesia and the South American increases were from Argentina and Brazil. Sales for the nine months were approximately level because the prior year included more shipments of higher priced U.S. tobacco, offsetting the current year volume and revenue increases from Asia and South America. Processing revenue for the current quarter and nine months increased by 67.5% and 81.2%, respectively, from the same prior year periods primarily due to the contributions from the recently acquired processing facility in the United States. The volume of tobacco sold during the current quarter and nine months increased 10.5% and 1.5% respectively, over the same prior year periods. The average selling price of tobacco during the quarter and nine months was 5.5% and 7.1% lower than the corresponding periods in fiscal 2002. Nontobacco sales of $51.5 million and $132.3 million for the current quarter and nine months, respectively, were up 32.2% and 16.5% respectively, from the same periods a year earlier primarily due to higher wool prices. However stable conditions are yet to return to the wool markets where the demand and prices have been erratic due to uncertain consumer demand for textile goods and spinners’ efforts to adjust their blends in reaction to relatively high prices.

Gross profit for the quarter and nine months of $38.8 million and $114.2 million increased 22.0% and 14.4%, respectively over the corresponding periods in fiscal 2002, due primarily to increased processing revenues from the recently acquired tobacco leaf processing facility in the United States, contributions from the new processing facility in Argentina and sales mix. The gross profit from nontobacco more than doubled in the current quarter against the corresponding prior year quarter due primarily to improved margins and increased sales and was level for the nine months. Total interest expense was $0.9 million and $5.8 million lower than the corresponding quarter and nine months periods in fiscal 2002 due to the Company’s debt repurchase program and lower rates on short-term borrowings. Selling, general and administrative expenses for the current nine months increased due primarily to the recently acquired tobacco leaf processing facilities in the United States and Argentina, higher insurance, legal and professional fees and normal inflationary increases. Other income for the current quarter was $1.4 million versus $0.1 million during the same prior year period. The increase was mainly due to the recovery of a $0.9 million receivable which was written off in the past.

The effective tax rate for the quarter and nine months was 35.2% and 38.2%, respectively, versus 28.8% and 41.8% for the corresponding prior year periods. This was due to differences in tax rates and relief available in some areas where profits are earned and losses are incurred.

Income from continuing operations for the quarter and nine months was $12.1 million and $32.9 million, respectively, versus $6.2 million and $23.2 million in the prior year periods. Net income for the quarter was $10.6 million, or $0.79 and $0.74 per share on a basic and diluted basis, respectively, versus $5.7 million, or $0.42 and $0.41 per share on a basic and diluted basis for the corresponding prior year period. For the nine-month period, net income was $30.5 million, or $2.27 and $2.13 per share on a basic and diluted basis, respectively, versus $21.1 million, or $1.59 and $1.52 per share on a basic and diluted basis in the prior year period.

Liquidity and Capital Resources

Working capital at December 31, 2002 was $180.2 million, compared to $210.9 million a year earlier. Most of the decrease was due to the buy-back of $54.1 million of publicly traded debt and a net reduction of $3.7 million long-term borrowings. Capital expenditures of $29.1 million during the ninemonth period consisted

STANDARD COMMERCIAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

of $28.4 million in the tobacco division and $0.7 million in the wool division. The tobacco division expenditures included the purchase of the leaf processing assets of Export Leaf Tobacco in the United States, construction of a new processing facility in Indonesia and routine expenditures. Cash used in the operating activities during the nine months totaled $52.9 million mainly due to increase in inventories, increased receivables due to the timing and mix of customer sales and a decrease in payables versus prior years due to prefinancing activities of certain customers in that period. The increase in inventories are due to shipment delays relating to a shortage of shipping containers in Africa, seasonal increases and increases resulting from direct contracting in the United States. The Company continues to closely monitor its inventory levels, which fluctuate, depending on the timing of customer intake of inventories and seasonal factors.

On August 26, 2002 the Company’s major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million. The maturity date has been extended from July 31, 2003 to July 31, 2005. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $28.7 million of retained earnings available for distribution as dividends at December 31, 2002.

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

Item 4. Controls and Procedures

(a) Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2001, the Company was served with a Third Amended Complaint, naming the Company and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (“Deloach Suit”). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre-and post-judgement interest, attorney’s fees and costs of litigation. On April 3, 2002 the Court granted the plaintiffs’ motion for class action certification. The Company intends to vigorously defend the Deloach suit, because the suit is still in its initial stages, the Company cannot estimate the amount or range of loss that could result from an unfavorable outcome.

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

Except for the above, neither the Company nor any of its subsidiaries are currently involved in any litigation that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated position, consolidated results of operation or liquidity nor, to its knowledge, is any such litigation currently threatened against it or its subsidiaries.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

11	Computation of Earnings per Common Share.

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2003.

STANDARD COMMERCIAL CORPORATION
(Registrant)

By	/s/ Robert E Harrison
Robert E Harrison President, Chief Executive Officer

By	/s/ Robert A Sheets
Robert A Sheets Vice President and Chief Financial Officer

CERTIFICATION

I, Robert E. Harrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Standard Commercial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003.

By	/s/ Robert E. Harrison
Robert E. Harrison President and Chief Executive Officer

CERTIFICATION

I, Robert A. Sheets, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Standard Commercial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

7.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003.

By	/s/ Robert A. Sheets
Robert A. Sheets Vice President and Chief Financial Officer