Form 10-K
period 2003-03-31
STANDARD COMMERCIAL CORP
filed 2003-06-26
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-9875

STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of	I.R.S. Employer
North Carolina	Identification No. 13-1337610

2201 Miller Road, Wilson, North Carolina 27893

Telephone Number (252) 291-5507

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.20 par value	New York Stock Exchange
7¼% Convertible Subordinated Debentures Due 2007	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

At September 30, 2002, there were 13,483,690 shares of the registrant’s common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant based on the New York Stock Exchange closing price on September 30, 2002, was approximately $226 million.

At June 12, 2003, there were 13,497,334 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders currently scheduled to be held on August 12, 2003 are incorporated by reference into Part III this Form 10-K.

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipate,” “believe,” “estimate,” “expect”,” plan,” “intend” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward-looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

•	Unforeseen changes in shipping schedules;

•	The balance between supply and demand for our products;

•	Continued consolidation among our tobacco product manufacturer customers;

•	Market, economic, political and weather conditions in the United States and worldwide; and

•	The other factors discussed in this report.

In evaluating these forward-looking statements, you should specifically consider the risks described above and in other parts of this report, including the sections captioned “Risks Relating to Our Operations,” “Risks Relating to the Tobacco Industry,” “Risks Relating to Our Wool Operations” and “Risks Relating to Owning Our Stock” under “ITEM 1. BUSINESS”. These factors might cause our actual results to differ materially from any forward-looking statement.

PART I

ITEM 1. BUSINESS.

Available Information

Our website address is www.sccgroup.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

General

Standard Commercial Corporation is principally engaged in two international businesses—tobacco and wool. We are one of the three global independent leaf tobacco merchants serving the large multinational cigarette manufacturers. We have a major market presence in a number of the emerging and low-cost flue-cured and burley tobacco growing regions, including China, India, Malawi and Thailand. Founded in 1910, we purchase, process, store, sell and ship tobacco grown in over 30 countries, servicing cigarette manufacturers from 22 processing facilities strategically located throughout the world. We also are engaged in purchasing, processing and selling various types of wool and are a world leader in the trading of scoured wool.

The only change in our business segments since April 1, 2002, relates to the sale/closure of four of our wool units, which resulted in our exiting the Argentina, South Africa and New Zealand wool markets as well as closing our specialty fibers business in Holland. Our remaining wool operations are concentrated on the core sourcing, processing and sales markets of Australia and Europe and the carpet and scoured sector of the UK wool industry. Contributions to gross revenue from businesses other than tobacco and wool for the past three years have not been material. You can find financial information on our business segments and geographic sources and locations of our business and properties in Note 17 to our consolidated financial statements included in this report. We do not own any material patents, trademarks, licenses, franchises or concessions, nor do we engage in any significant research activity.

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

Growth of American-Blend Cigarettes. American-blend cigarettes have gained market share in several major foreign markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. American-

blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine, and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in other parts of the world. Several multinational cigarette manufacturers have made significant investments in the former Soviet Union, which we believe might lead to increased demand for and sale of American-blend tobacco. As American-blend cigarettes have gained market share, the demand for export quality American-blend tobacco, sourced and processed by the three global independent leaf tobacco merchants, including us, has grown.

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

Growth in Foreign-Sourced Tobacco. In an effort to respond to cigarette manufacturers’ increasing demand for lower cost American-blend tobacco, the major leaf tobacco merchants have made significant investments in Africa, Asia, Europe and South America, the principal sources of flue-cured, burley and oriental tobacco outside the United States. We expect this trend to continue in the foreseeable future as the quality of foreign-grown tobacco continues to improve.

Global Market Conditions. In the U.S. market, the late November 1998 settlement between the cigarette manufacturers and the states for health care claims resulted in major price increases in the United States, which affected demand negatively. The negative impact of these price increases has lessened in the last two years and U.S. market dynamics are beginning to stabilize. Our supply/demand models indicate that, currently, global supplies of flue-cured and burley tobaccos are basically in line with demand. We believe there currently remains an oversupply of oriental tobacco.

Our Tobacco Operations

We have developed an international network through which we purchase, process and sell tobacco. In addition to processing facilities in North Carolina, we own or have an interest in processing facilities in Brazil and Zimbabwe, both significant exporters of flue-cured tobacco; Malawi, a leading exporter of burley tobacco; and Turkey, the leading exporter of oriental tobacco. We also have processing facilities in Argentina, Italy, Spain and Thailand. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase and processing of tobacco grown in substantially all countries that produce export-quality flue-cured, burley and oriental tobacco, including Brazil, Canada, China, India, Kenya, Kyrgyzstan and Ukraine. We are in the process of building a joint venture tobacco processing facility in Indonesia and expect that facility to be completed in October 2003. We also own and operate cut rolled expanded stem, or CRES, processing facilities in the United States and Russia.

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

Leaf tobacco merchants like us generally purchase tobacco at auction or directly from growers. Tobacco grown in the United States, Canada, India, Malawi and Zimbabwe generally is purchased at auction. Beginning in 2000, the U.S. market began shifting from auction purchases to direct contracting with growers. We estimate that 75% of the 2003 crop will be contracted. We expect most of those contracts will be between the farmer and the cigarette manufacturer, with us processing a portion of these tobaccos under long-term processing and service contracts. We generally employ our own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. At present, the largest amounts of tobacco purchased by us outside the United States come from Argentina, Brazil, China, Greece, India, Italy, Malawi, Spain, Thailand, Turkey and Zimbabwe.

Although Argentina, Brazil, China, Greece, Italy, Spain, Thailand and Turkey are major tobacco producers, there are no tobacco auctions in these markets. In these markets, we buy tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although these purchases are usually made with some knowledge of our customers’ requirements. In some of these markets we advance or finance the purchase of fertilizer and other supplies to assist farmers in growing the crop and are repaid with deliveries of tobacco. During fiscal 2003, the maximum aggregate amount of such advances by us at any one time was $51.2 million.

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

We process our tobacco in four wholly-owned plants in the United States and 12 other facilities around the world owned or leased by our subsidiaries and affiliates. In addition, we have access to six other processing plants in which we have no ownership interest. In all cases, tobacco processing is under the direct supervision of our personnel. We maintain modern laboratory facilities to assist in selecting tobacco for purchase and to test tobacco during and after processing.

We believe that our plants are efficient and are adequate for our purposes. We also believe that tobacco throughput at our existing facilities could be increased if necessary without major capital expenditures.

Selling. Our customers include all of the world’s leading manufacturers of cigarettes and other consumer tobacco products. These customers are located in approximately 85 countries throughout the world. We employ our own customer relationship managers, who travel extensively to visit our customers and to attend tobacco markets worldwide with our customers, and we also use agents for sales to customers in some countries. Sales are made on open account to customers who qualify based on experience or are made against letters of credit opened by the customer prior to shipment. The majority of sales are made in U.S. dollars. We receive payment for most tobacco we sell after the tobacco has been processed and shipped.

The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities, all of whom are our customers. In fiscal 2003, our five largest customers accounted for approximately 50% of total sales (62% of tobacco sales). In fiscal year 2003, three customers, Philip Morris, British American Tobacco (BAT) and Japan Tobacco each accounted for more than 10% of total sales. We believe that formal purchase contracts are not customary in the global leaf tobacco industry and that agreements to purchase tobacco generally result from the supplier’s course of dealings with its customers. We have done business with most of our customers for many years. We believe that we have good relationships with our large customers; however, the loss of any one or more of these customers could have a material adverse effect on our operations.

As of March 31, 2003, we had tobacco inventory of $ 216.3 million, compared to $185.7 million at March 31, 2002. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco in the leaf tobacco industry.

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

Worldwide Tobacco Presence

United States. We own and operate a total of four processing facilities located in North Carolina and purchase tobacco from all major markets in the United States, including flue-cured tobacco markets in North Carolina, South Carolina, Virginia, Georgia and Florida; burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina; and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco historically was sold at public auction to the highest bidder. Commencing in late 2000, the U.S. market began undergoing a shift away from the auction system and moving to direct contracting. In most cases, the cigarette manufactures contract their requirements of leaf tobacco directly with the grower. We often act as an agent to secure these contracts and receive a commission for these services. We continue to receive and process the contracted tobacco and receive fees and processing revenues from the manufacturers. We estimate that as much as 75% of the total 2003 flue-cured crop will be contracted in this manner. The remainder of the crop will continue to be sold at auction. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. Tobacco grown in the United States is more expensive than most foreign grown tobacco, resulting in a declining trend in exports, which we believe should be offset by increased demand for foreign tobacco.

South America. We currently sell, as we have for many years, leaf tobacco produced in Brazil by Souza Cruz, a subsidiary of British American Tobacco, plc., or BAT, that has approximately 80% of the domestic cigarette market in Brazil. During fiscal 1998, trusts established by us acquired Meridional de Tobaccos Ltda., the fourth largest leaf tobacco processor in Brazil. The ownership of this operation complements our continuing long-term relationship in Brazil with Souza Cruz, and provides us with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China). In fiscal 2002, we purchased the processing assets of Nobleza Picardo, the Argentinean subsidiary of BAT, and signed a long-term processing contract for Nobleza’s domestic processed leaf requirements.

Turkey and Greece. We are one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In both Turkey and Greece, the oriental tobacco markets are more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. During fiscal year 2001, we exchanged our 51% ownership of our subsidiary in Greece for the 49% minority ownership position of our Turkish subsidiary. We now own 100% of the Turkish subsidiary. We also maintain our own buying operation for Greek tobaccos and have entered into a processing agreement with SEKE, a Greek entity that is owned by a group of farmer collectives.

Malawi and Zimbabwe. In Malawi, the largest exporter of low-cost burley tobacco in the world, we have a leading market position and service the large multinational cigarette manufacturers from our facilities in Lilongwe. We also are a leader in the purchase and processing of flue-cured and dark-fired tobacco, which are also processed in our facilities. In Zimbabwe, we purchase flue-cured tobacco and to a lesser extent burley tobacco, which we process in our minority-owned facility. In fiscal 2001, we made a decision to exit the Tanzanian market and sold our 20% interest in a privately-owned and-operated processing facility in Morogoro, Tanzania.

China, Thailand, India and Indonesia. We have provided agronomy services and funded a variety of projects in China since 1981 and believe that we are the largest independent exporter of Chinese leaf tobacco. We currently operate three government-owned tobacco processing facilities in China. In fiscal 1999, we expanded our presence in China and expect to increase our production in the area through strategic alliances with the Chinese government. We are also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which we purchase directly from farmers or in some cases from middlemen or curers. Flue-cured tobacco is grown mainly in northern Thailand, burley tobacco is grown in central Thailand and oriental leaf tobacco is grown in northeast Thailand. We currently process tobacco in Thailand in two facilities in which we own a minority interest. In India, an emerging source of low-cost filler tobacco, we purchase primarily flue-cured tobacco. We own a minority interest in a processing facility in Guntur, India, which began operations in fiscal 2001. We are in the process of building a joint venture tobacco processing facility in Indonesia that is expected to be complete in October 2003.

Other Foreign Operations. We also have foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and the Congo.

The Wool Industry

We are a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, we own and operate an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. We do not raise sheep or produce textile products. For fiscal 2003, we derived approximately 19% of our revenue from our wool division.

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

Global Wool Market Conditions

The global condition of the wool industry reversed from a promising outlook at the end of fiscal 2001 to a depressed state in fiscal 2002 and fiscal 2003. The combination of the effects of the hoof and mouth disease outbreak in Europe in early 2001 that resulted in reduced herd sizes and the continued drought conditions in Western Australia that have had a like effect on herd sizes have reduced the size of the wool clip. The shortage of supply prompted raw wool prices to rise to record levels in fiscal 2002 and remain at record levels in fiscal 2003. These higher prices are not being accepted by the spinning and weaving industries because wool is a substitutable product and the price of alternate fibers currently is low. As a result, demand for wool was slack in fiscal 2002 and 2003. This resulted in poor trading conditions in the wool industry. Until the demand issues are resolved, the industry will most likely remain depressed during FY 2004.

Our Wool Operations

We own and operate processing facilities in four countries, including scouring mills in France and the United Kingdom and combing mills in Chile and France. We also have joint ownership of an aqueous scouring facility in Western Australia, the only one of its type in the region. We also use the services of commission processors in Australia, Belgium, Germany and Italy. In fiscal 2002, as a result of weak market conditions in the industry, we decided to scale back our operations to the core markets of Australia, France, Germany, Chile and the UK. Accordingly, in fiscal 2003 we sold/closed our South Africa, New Zealand and Argentine units, as well as our specialty fibers operation in Holland and have exited those markets.

Purchasing. We deal in wool from all of the major producing areas, the most significant of which are Argentina, Australia, Chile, and the United Kingdom. We have buying offices in all of these areas. Our employees buy wool at auctions and through negotiations with woolgrowers. Although most wool is shorn before it is purchased, some wool is purchased “on the back” before shearing. Most of our purchases are made against specific customer orders. Australia is by far the largest producer of wool in the world and its wool prices generally influence world prices. We typically pay for our wool purchases in the currency of the country of origin, and hedge the currencies of our purchase and sale commitments with forward transactions. We do not engage in currency transactions for the purpose of speculation.

Processing. Wool is purchased in its raw or naturally greasy state, and must be scoured (washed) before it can be further processed. We sell some greasy wool to topmakers, but most of the wool is blended and scoured and/or further processed into tops, to meet customer specifications. The scouring is done at our plants in France and the United Kingdom, and at our jointly owned facilities in Australia, or by commission scourers in Australia and Belgium. Similarly, tops are produced in our plants in Chile and France, and by commission combers in Australia, Italy and Germany. Our French plant also refines wool grease removed during the scouring process into a variety of types of lanolin, a marketable byproduct.

A top is a continuous strand of straightened and combed longer wool fibers that have been separated from the short fibers. Topmaking involves seven processes: blending, scouring, carding, gilling, combing, finishing and packing to quality standards specified by the customer. Carding machines align the fibers to produce a “sliver” of parallel fibers while removing foreign matter. Slivers are combed and combined to produce a stronger “rope” or a top suitable for spinning. Tops are wound into bobbins weighing approximately 22 pounds, which are packed and shipped to customers in the apparel industry for further manufacturing. We maintain laboratory facilities for analyzing and testing wool and lanolin.

Selling. We currently derive approximately 69% of our wool revenues from sales to customers in Europe, with sales to the Far East, North America and other areas making up the balance. Greasy wool is sold primarily to customers in Western Europe, the Far East and the United States. Scoured wool is shipped to carpet, woolen, felting, quilt and mattress manufacturers located in Europe, the Far East and the United States. Tops are sold primarily to Western European yarn spinners for processing and sale to manufacturers of worsted fabrics. Lanolin is sold primarily to manufacturers of cosmetics and pharmaceutical products. Our largest wool customer accounted for 1% of total sales and 5% of total wool sales for fiscal 2003. Sales are typically made in local currencies of our customers.

We rely primarily on short-term bank credit and internal resources to finance our wool purchases. The period of exposure generally is limited to only a few months. At March 31, 2003 and 2002, we had outstanding orders for wool of approximately $75.5 million and $82.3 million, respectively.

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

Employees

At March 31, 2003, we had a total of approximately 2,821 full-time employees, including approximately 492 in the United States and approximately 926 full-time employees in affiliated companies. As of that date, approximately 2,429 of our full-time employees were in the tobacco business and approximately 392 were in the wool business. Our tobacco business typically employs an additional 5,500 to 6,000 part-time employees during peak production periods.

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

Further, because of the timing and unpredictability of customer requirements, orders and shipments, we keep tobacco and wool in inventory, which increases our risk and results in variations in quarterly and annual financial results. We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the shipment of the product to customers. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results might vary significantly depending on our customers’ needs and shipping instructions.

Our adoption and application of recent standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our common stock.

Effective April 1, 2001, we adopted Statement of Financial Accounting Standards No. (SFAS No.) 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings. We have not used interest rate swaps to mitigate our exposure to changes in interest rates. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of hedging instruments can be expected to appreciate or depreciate over time. We plan to continue the practice of economically hedging various components of our debt. However, as a result of SFAS No. 133, such hedging instruments might create volatility in future reported earnings. In accordance with the transition provisions, in fiscal 2002, we recorded a cumulative effect loss adjustment of $2.1 million net of tax in other comprehensive income.

In addition, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective April 1, 2002. As a result of adoption of SFAS No. 142, we no longer amortize goodwill and intangible assets, which resulted in increased earnings of approximately $1.5 million in fiscal 2003. However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period. This could cause variances in our reported earnings in different quarters and years, which might impair your ability to compare results in those periods.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have early adopted SFAS No. 144 and have performed the tests required and have concluded that no impairment exists at March 31, 2003.

In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities under SFAS No. 133. We do not expect that the adoption of SFAS No. 149 will have a material effect on the Company’s Financial Statements.

The shift to direct buying of green tobacco by many of our U.S. customers will affect your ability to compare our quarter-to-quarter or year-to-year results and could have an adverse effect on our results of operations.

Comparability of our sales revenues will be affected by the shift to direct contract buying in the United States. Traditionally in the United States, we have taken ownership of all green tobacco we purchase, then process and resell that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, which began with the 2000 U.S. burley crop, major U.S. customers have begun purchasing green tobacco directly from the growers. Although we expect that the tobacco purchased directly from growers by our customers will continue to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale. With the shift to direct contract buying, our sales were negatively impacted in fiscal 2001, 2002 and 2003. We expect to continue to earn and record service revenues for the processing of all such tobaccos for our customers. We do not expect that our gross profit will be materially affected by the shift to direct contract buying by our customers, although sales revenues will be reduced and our profit margin might improve. In addition, although we expect to purchase the majority of our flue-cured and burley crop requirements through direct contract buying, we will still need to maintain a buying presence in the residual auction markets, which could affect our ability to manage our costs.

Our extension of credit to tobacco growers could have an adverse effect on our financial condition.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower’s agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to growers could have a material adverse effect on our financial condition or results of operations.

Competition could adversely affect our operating results.

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. We are one of three major global competitors in the leaf tobacco industry, and we are dependent upon a relatively small number of large cigarette manufacturing customers. The number of cigarette manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Our reliance on a small number of significant customers could adversely affect our results of operations.

Our customers are manufacturers of cigarette and tobacco products in many countries around the world. Several of these customers individually account for a significant portion of our sales in a normal year. Of our total tobacco sales in fiscal 2003, 2002 and 2001, approximately 62%, 59% and 56%, respectively, represented sales to our five largest tobacco customers. In fiscal 2003, 2002 and 2001, one customer accounted for 13%, 14% and 17%, respectively, of our total sales. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease our customer’s demand for our leaf tobacco or processing services. The loss of any one or more of our customers could have a material adverse effect on our financial condition or results of operations.

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

The September 11, 2001 terrorist attacks on the United States, and the continuing fear of future attacks, have caused uncertainty and volatility in the U.S. and international economies and financial markets. Terrorist attacks have been aimed at foreigners, including Americans, and might also be targeted against U.S. businesses operating abroad or U.S. allies. We cannot predict what affect the international terrorist threat, including retaliatory measures that have been taken, and those that might be taken in the future, might have on global economic conditions, the financial markets, or on our business and results of operations.

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that might reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:

•	governmental actions seeking to make tobacco product manufacturers liable for adverse health effects associated with smoking and exposure to environmental tobacco smoke;

•	smoking and health litigation against tobacco product manufacturers;

•	possible tax increases on consumer tobacco products;

•	current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;

•	governmental and private bans and restrictions on smoking;

•	actual and proposed price controls and restrictions on imports in countries outside the United States;

•	restrictions on tobacco product manufacturing, marketing, advertising and sales;

•	the diminishing social acceptance of smoking;

•	increased pressure from anti-smoking groups; and

•	other tobacco product legislation that might be considered by Congress, the states and other countries.

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

Key provisions of the MSA are as follows:

•	payments of approximately $206 billion over 25 years from the cigarette manufacturers to the states;

•	marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of most sporting events by brand names;

•	disbanding the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;

•	eliminating vending machine sales and requiring that all tobacco products be behind a counter; and

•	making payments of $1.7 billion for educational efforts about the dangers of smoking and to discourage youth smoking.

Other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions.

It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers, or the extent to which these actions might adversely affect our customers, their demand for our product or our business generally. Unfavorable outcomes in pending cases could encourage the commencement of additional litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco product industry continue to receive widespread media attention. These developments might negatively affect the perception of potential judges and juries with respect to the tobacco product industry, possibly affecting the outcome of litigation. Although we are not a party to this litigation, the MSA or any state settlement agreement, determinations that are adverse to the manufacturers could adversely affect their purchases as our customers.

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

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, the World Health Organization and its member states are negotiating a proposed Framework Convention for Tobacco Control, which would require signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictoral or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales and permit and encourage litigation against tobacco product manufacturers. It is impossible to predict the extent to which these and any additional restrictions might affect our business.

In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, we and several of our employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. We have received notice that this investigation has been concluded without any action taken against us. In addition, we were named as a defendant in a class action claim brought on behalf of U.S. tobacco growers alleging that major cigarette manufacturers and certain leaf tobacco merchants violated U.S. antitrust laws by bid-rigging tobacco auctions and conspiring to undermine the tobacco quota and price support program administered by the Federal government. We have now, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which has received preliminary, but not final approval, and which accords us a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement.

In October 2001, the Directorate General—Competition of the European Commission, or the DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. We believe, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its early stages and although the fines, if any, that the DG Comp may assess on our subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

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

The hoof and mouth disease epidemic in Europe in early 2001 and drought conditions in Australia in recent years have caused a wool supply shortage, with an attendant increase in prices. As a result, in fiscal 2002 manufacturers increased the use of alternate fibers and the demand for wool has been and remains decreased. Supply and demand imbalances, downturns or other adverse market conditions could occur in the future which might negatively affect the wool industry, which, in turn, could affect our operations.

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

Our wool operations produce significant effluent waste, which could subject us to significant liability, which could negatively affect our operations and financial condition.

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

Risks Relating to Owning Our Stock

Anti-takeover provisions could discourage a takeover that you consider to be in your best interest or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have anti-takeover effects or prevent the removal of our current directors and management. We have adopted a shareholder protection rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire our company in a manner or on terms not approved by our Board of Directors. The rights plan will not prevent an acquisition that is approved by our Board of Directors. Our charter authorizes the Board of Directors to determine the terms of up to 1,000,000 shares of undesignated preferred stock and issue them without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control of our company in order to remove our current directors and management. These provisions could make more difficult the removal of our current directors and management or a takeover of our company, even if the events would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

Our stock price has been volatile, which makes investing in our common stock risky.

Our stock price has been volatile and might continue to be, making an investment in our common stock risky. Between December 2000 and 2002, the price of a share of our common stock varied from $4.56 to $23.00. Between 2002 and March 31, 2003, the price has varied from $23.00 to $14.75. The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies. In addition, the market prices of the common stock of many publicly traded companies have in the past and can in the future be expected to be volatile. In addition, the trading prices of securities of tobacco-related public companies have fluctuated widely. Announcements of tobacco-related lawsuits, tobacco-related medical findings, regulatory developments in both the United States and other countries, public concern as to the safety of tobacco products, and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

ITEM 2. PROPERTIES.

Tobacco Operations

We generally conduct our tobacco processing operations in facilities near the area of production. In some places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of our personnel. A current summary showing our or our affiliates’ principal tobacco operating properties is shown below:

LOCATION	PRINCIPAL USE	AREA
		(SQUARE FEET)
UNITED STATES
Wilson, NC	Factory/storage	2,304,714
King, NC	Factory	134,600

TURKEY
Izmir	Factories/storage	560,000

MALAWI
Lilongwe	Factory/storage	776,000

ZIMBABWE
Harare	Factory/storage	565,800	*
Harare	Storage	233,500

THAILAND
Chiengmai	Factory/storage	864,000
Banphai	Factory/storage	448,000

ITALY
Caserta	Factory/storage	788,385

SPAIN
Benavente	Factory/storage	211,266
Benavente	Storage	107,600	*

BRAZIL
Santa Cruz do Sul	Factory/storage	841,296

ARGENTINA
El Carril	Factory/storage	425,385

INDIA
Guntur	Factory/storage	820,421

RUSSIA
St. Petersburg	Factory/storage	147,886

GREECE
Thessaloniki	Factory/storage	78,521	*
Xanthi	Factory/storage	226,037	*

*	Leased facility.

We believe our tobacco operating properties are generally well-maintained, in good operating condition and are suitable and adequate for the normal growth of our business.

Wool Operations

We generally conduct our scoured wool operations in the country of origin, and process wool tops in France and Chile. A current summary showing our or our affiliates’ principal wool operating properties is shown below:

LOCATION	PRINCIPAL USE	AREA
		(SQUARE FEET)
AUSTRALIA
Fremantle	Storage	200,000
East Rockingham	Factory/storage	1,076,400

CHILE
Punta Arenas	Factory/storage	57,000

FRANCE
Tourcoing	Factory/storage	964,900

UNITED KINGDOM
Bradford	Factory/storage	165,000

We believe our wool operating properties are generally well maintained, in good operating condition and are suitable and adequate for the normal growth of our business.

ITEM 3. LEGAL PROCEEDINGS.

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorney’s fees and costs of litigation. On April 3, 2002, the Court granted the plaintiffs’ motion for class action certification. We have now, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which has received preliminary, but not final approval, and which accords us a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement.

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. We believe, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its early stages and although the fines, if any, that the DG Comp may assess on our subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock is traded on the New York Stock Exchange under the symbol “STW.” The following table sets forth the high and low sale prices of our common stock, as reported on the New York Stock Exchange, and the cash dividend declared per share for the periods presented.

	High	Low	Cash Dividend Declared
Fiscal year ended March 31, 2002
First quarter	$18.50	$10.75	$0.05
Second quarter	$19.84	$14.13	$0.05
Third quarter	$21.09	$19.70	$0.05
Fourth quarter	$19.79	$15.96	$0.05

Fiscal year ended March 31, 2003
First quarter	$22.44	$18.06	$0.05
Second quarter	$23.00	$16.74	$0.0625
Third quarter	$18.33	$14.75	$0.0625
Fourth quarter	$18.00	$15.69	$0.0625

At June 12, 2003, there were approximately 544 shareholders of record of our common stock and we estimate that there were approximately 2,500 beneficial owners of our common stock.

We have paid a quarterly cash dividend since 1998. We anticipate the payment of quarterly dividends in the future. However, the declaration and payment of dividends to the holders of our common stock is at the discretion of our board of directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under our current revolving bank facility, we must meet financial covenants relating to minimum tangible net worth, minimum working capital, and maximum levels of long-term debt. If we are not in compliance with these covenants, we would not be able to pay dividends. We were in compliance with all such covenants at March 31, 2003. We do not believe the terms of our revolving bank facility will limit our ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

A comparison of selected financial data for the five years ended March 31, 2003 is presented below.

	Year ended March 31,
	2003	2002	2001(1)	2000	1999
	(In thousands, except share data)
Sales	$993,716	$942,296	$1,067,966	$1,056,681	$1,057,059
Income taxes	24,555	23,715	15,726	10,683	7,624
Income from continuing operations	41,704	36,219	19,166	9,880	9,471
Income (loss) from discontinued operations	(3,839)	(15,341)	(1,241)	458	(1,056)
Extraordinary item	16	(1,081)	3,200	—	—
Net income	37,881	19,797	21,125	10,338	8,415
Current assets	538,953	469,898	511,360	608,247	651,528
Total assets	748,300	650,642	691,905	814,558	871,771
Current liabilities	356,689	287,700	311,454	411,853	450,050
Long-term debt	$123,723	$146,812	$186,404	$199,645	$213,161
Average number of shares outstanding	13,458,520	13,324,134	13,127,962	12,956,462	12,842,495

	2003	2002	2001(1)	2000	1999
Per share
Net income from Continuing operations—basic	$3.10	$2.72	$1.46	$0.76	$0.74
Net income (loss) from Discontinued operations—basic	(0.29)	(1.15)	(0.09)	0.04	(0.08)
Extraordinary item	—	(0.08)	0.24	—	—
Net income—basic	2.81	1.49	1.61	0.80	0.66
Dividends paid	0.2375	0.20	0.20	0.20	0.15
Book value at year end	17.94	14.26	12.72	11.48	11.69
Market value at year end	$15.69	$19.22	$11.75	$3.50	$4.75

(1)	2001 results have been restated. See Note 19 to our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2003, 2002 and 2001 and the related Notes to Consolidated Financial Statements herein. This discussion presented below reflects the restatement of previously issued consolidated financial statements for fiscal year 2001. See below and Note 19 to the Consolidated Financial Statements for further discussion of this matter.

Discontinued Operations

As conditions in the wool industry deteriorated throughout the fiscal 2002 year, we decided to close and dispose of certain of our wool operating units for strategic reasons in fiscal 2002. Given the extremely difficult trading environment in the wool industry, we decided to shrink the wool division down to its core markets, namely, the key sourcing areas of Australia, the key processing/marketing areas of Europe and the carpet and scoured sectors of the UK and it’s subsidiary in Chile, which has remained relatively healthy throughout the cyclical downturn we are in. Accordingly, in fiscal 2002 we discontinued operations in four of our wool operating units located in Argentina, Holland, New Zealand and South Africa. We have identified these assets as held for sale and recorded the loss to discontinue these operations as $15.3 million for fiscal year 2002 and $1.2 million on a restated basis for fiscal 2001. The current-year charge of $3.8 million includes the operating loss and estimated closure/sale costs of these operations for the year.

Subsequent to the issuance of our financial statements for the year ended March 31, 2001, we discovered that the accounting records for our specialty fibers unit in Holland had been falsified by local unit management to avoid disclosure of trading losses incurred in fiscal year 2001. As a result, we restated our 2001 financial statements to recognize these trading losses. The net income effect of the restatement resulted in a decrease of $1.5 million, net of taxes. As described above and in Note 1 under the subheading, “Basis of Presentation and Reclassification”, we disposed of our specialty fibers unit, as well as certain other non-core wool operating units, and consequently the restatement is reflected in the results of discontinued operations for the prior year.

General

We are principally engaged in purchasing, processing, storing, selling and shipping leaf tobacco. We also purchase, process and sell various types of wool. For both the tobacco and wool businesses, the ability to obtain raw materials at favorable prices is an important element of profitability, although it is generally more important for wool than for tobacco because some customers pay us to purchase and process tobacco on a cost-plus basis. Obtaining raw materials at favorable prices must be coupled with a thorough knowledge of the types and grades of raw materials to assure the profitability of processing and blending to a customer’s specifications. Processing is capital-intensive and profit depends on the volume of material processed and the efficiency of the factory operations. Due to the much larger number of dealers and customers for wool and the far more numerous trades involved, wool revenue tends to be more susceptible to market price fluctuations than tobacco.

Historically, the cost of our materials, services and supplies has exceeded 80% of revenues. In the wool business, freight charges are also a significant element of the cost of sales. The cost of raw materials, interest expense and certain processing and freight costs are variable and thus are related to the level of sales. Most procurement costs (other than raw materials), certain processing costs, and most selling, general and administrative expenses, or SG&A, are fixed. The major elements of SG&A are employee costs, including salaries, and marketing expenses.

Tobacco purchases and sales are generally denominated in U.S. dollars, whereas wool purchases and sales are typically denominated in the currency of the source country and destination country, respectively. We regularly monitor our foreign exchange position and have not experienced material gains or losses on foreign exchange fluctuations. We enter into forward contracts solely for the purpose of limiting our exposure to short-term changes in foreign exchange rates.

Assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. The effects of these translation adjustments are reported in other comprehensive income/(loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income.

Critical Accounting Policies and Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from the estimates. Such differences could be material to our financial statements.

A critical accounting policy is one that is both important to the portrayal of our financial condition and results and requires our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Discontinued operations. In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144 a component of a business that is held for sale is reported in discontinued operations if the operations and cash flows will be, or have been eliminated from the on-going operations of the company and the company will not have any significant continuing involvement in such operations. In the quarter ended March 31, 2002, we adopted the provisions of SFAS No. 144. Accordingly our financial statements include certain wool units as discontinued operations.

While we believe our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require us to make significant adjustments for revisions to these estimates.

Inventory. We review inventories for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions are less favorable than our projections, adjustments to lower of cost or market value may be required. We provide for the adjustments to lower of cost or market value through our valuation reserves which total $10.9 and $10.0 million at March 31, 2003 and 2002, respectively.

Income Taxes. We, through our subsidiaries, are subject to the tax laws of many jurisdictions. We are subject to a tax audit in each jurisdiction in which our subsidiaries operate, which could result in changes in taxes. For financial statement purposes, the tax benefit of net operating loss and credit carry forwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is unlikely. We evaluate the tax benefits of net operating loss and credit carry forwards on an ongoing basis. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. and foreign tax laws and rates. Our effective tax rate could be impacted by changes in these assumptions.

Contingencies. A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under generally accepted accounting principles, provisions for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with unresolved legal matters. Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against us. We are unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. Accordingly, no liability is currently recorded in the consolidated financial statements for such litigation.

Retirement benefits. We have pension and other postretirement benefit (i.e. health care and life insurance) costs and obligations that are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement benefits costs and obligations.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Global Market Conditions

A variety of external factors affected both the tobacco and wool markets worldwide during the fiscal year ended March 31, 2003.

Tobacco Market Conditions

In general, the supply/demand models for flue-cured and burley styles of tobacco indicate a relatively balanced position globally. There is still an oversupply condition for the oriental styles. Most of the oriental oversupply is held by the Turkish monopoly.

In the United States, cigarette manufacturers began contracting in 2000 directly with tobacco farmers for their requirements, rather than purchasing tobacco at auction, and continue to do so. Consequently, our sales revenues have been and will be lower going forward. However, we still process the tobacco in our facilities for which we receive processing revenue. As a result, the trend toward direct purchasing by the cigarette manufactures has not had a material impact on our earnings because of the service income.

Political and economic turmoil continues to affect the Zimbabwe tobacco crop. This has not had a material impact on our operations in this country. The calendar 2003 crop is expected to be down from 165 million kilos last year, to approximately 75 to 85 million kilos. This crop is coming to market currently. There is a great deal of uncertainty regarding future production. It is widely believed that any shortfalls in the supply of flue-cured leaf that may occur in Zimbabwe can be offset by other markets, primarily Brazil and Argentina.

Wool Market Conditions

The global condition of the wool industry remains depressed. Even though production is projected to decline as a result of the prolonged drought in Australia, which has led to reduced herd size, and the effects of the 2001 hoof and mouth disease epidemic, demand continues to be weak. The prospect of lower supplies has pushed raw wool prices to record high levels. However, the high prices are resulting in the end user markets, spinners and weavers, withdrawing or otherwise holding back from the market. Some consolidation is occurring within the industry, but overcapacity is still a concern. China remains the dominant buyer in the current market. Wool is an easily substitutable product and manufacturers turned to alternative fibers in fiscal 2002 and 2003. Until prices stabilize, the outlook remains depressed. This is further impacted by the current low prices of other fibers, mainly cotton.

Acquisitions and Dispositions

During fiscal year 2003, we completed the purchase of the processing assets of Export Leaf Tobacco, a subsidiary of Brown and Williamson Tobacco Company in the US. As part of the purchase agreement, we entered into a long-term processing contract for their US leaf requirements. We also have begun construction of a leaf processing facility on a joint venture basis in Indonesia that is expected to be completed in October 2003. Both of these acquisitions were made with internally generated cash flows.

During the fiscal year ended March 31, 2002, we completed one major acquisition. In December 2001, we finalized the purchase of the processing assets of Nobleza Picardo, a subsidiary of British American Tobacco (BAT), in Argentina. As part of the purchase, we also signed a long-term contract with Nobleza for the processing of their Argentine leaf requirements.

As noted above and in Note 2 to the Consolidated Financial Statements, we discontinued four wool operating units in fiscal 2002. The New Zealand business was sold to a management led group and was finalized in December 2002. The South African processing facility was closed and the assets sold. The sales company was sold to the existing management team. The Argentina unit and the Tentler specialty fibers operation were closed and are in the process of final liquidation. Proceeds from these sales and closures were not material.

For the year ended March 31, 2001, we exited or exchanged ownership interest in two areas. Based on weak market fundamentals, we exited the Tanzanian tobacco market. All assets were sold and a net loss of $5.7 million was recorded. Also in fiscal 2001, the Company traded its 51% ownership interest in its Greek subsidiary for the remaining 49% ownership interest in its Turkish operation. This was accomplished for tax purposes, as a tax-free exchange of assets subject to a private-letter ruling from the Internal Revenue Service of the US. For financial statement purposes, the transaction was recorded at fair value. Consequently, we now own 100% of the Turkish subsidiary and have only a limited trading presence in Greece.

Recent Accounting Developments

On April 1, 2001, we adopted Statement of Financial Accounting Standards No. (SFAS No.) 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the year ended March 31, 2002 we recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. Our derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Our foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. At March 31, 2003, we had foreign exchange contracts outstanding with a notional value of $36 million and a fair value of $37 million.

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires upon adoption that the amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment on a periodic basis. We were required to implement SFAS No. 142 during fiscal 2003, which resulted in the discontinuance of approximately $1.5 million of goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In addition, the statement broadens the presentation of discontinued operations to include more disposal transactions. We early adopted SFAS No. 144 during fiscal 2002, and accordingly recognized as discontinued operations the results from four wool operating units that we targeted for sale in fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, we will follow APB 30, Reporting the

Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. We will adopt this statement in fiscal 2004.

Results of Operations

Regional Review of Tobacco Operations

African Region:

Political and economic turmoil continues to impact the Zimbabwe crop size, which is expected to continue to decrease from 165 million kilos in crop year 2002 to between 75 and 85 million kilos in crop year 2003. The Company’s organization in Zimbabwe has been restructured to reflect the decrease in Zimbabwe’s crop. This situation has also led to an overall decrease of flue-cured tobacco available on the world market. Customers have begun sourcing flue-cured tobacco from other areas in the world, such as Brazil. The Company’s Malawi operation primarily sources and processes burley tobaccos. However, in response to the decrease in the Zimbabwe crop size, the Malawi operation is also pursuing various projects to grow the Company’s share of the expanding flue-cured crop in Malawi. In addition, over the past several years, the Company has developed additional sources of flue-cured and burley tobacco in Zambia and Mozambique and those operations continue to be expanded. These tobaccos are processed at the Malawi factory, thereby providing economies of scale efficiencies for the Malawi operation. In Kenya, the Company had a successful first year in operating its own Dark Fired tobacco growing venture.

Asian Region

The Company continues to leverage its leading market positions in China, Thailand and India in order to provide its customers with low cost, high quality tobacco. The construction of a new processing facility in Indonesia will also provide a high quality product, produced to international standards. This joint venture is a partnership, based on long-standing relationships, in which the Company has a 55% ownership, and is in direct response to customer’s needs and is part of the Company’s ASEAN strategies. Completion and start-up of the facility is expected in October 2003. There have already been many positive indications of strong customer support.

European Region

For the upcoming crop year, the Company’s Spanish operation has increased its sourcing of Spanish tobacco by an estimated 55%. This will allow additional tobaccos to be offered to customers, as well as improving the cost structure through economies of scale benefits, which are expected to be achieved by the additional volumes processed. Volumes for the Italian operation have increased by approximately 66%. These increases are mainly the result of contracting additional leaf tobaccos and increased volumes related to the Toasted Burley and Blended strip facility, which is expected to come on-line in July 2003. There has been a major shift in Turkey as the result of the New Turkish Tobacco Law. The Law makes it necessary for Tobacco Merchants to carry out direct contract buying with the farmers. However, it no longer requires Tekel, the Turkish Tobacco Monopoly, to purchase excess stocks from the farmers as a means of a price support system. Throughout the European region, the strengthening Euro versus the US Dollar has had a significant impact on the cost of tobacco. Some US dollar based sales have underlying Euro based costs, which shrinks the margins as the Euro gains against the US dollar. Some of the increase is mitigated through increased US dollar prices to combat the increased costs due to exchange rate losses.

CIS Region

The CRES operation in Russia faced increasing pressures to maintain its performance targets this year. No growth occurred in the overall market and a new competitor has moved into the market place that has forced a reduction in volumes and gross margins. The Kyrgyzstan operation continues to increase the availability of tobaccos that it can source and sell to customers.

South American Region

In December 2001, the Company finalized the acquisition of a new processing facility in Argentina. During its second season of operations, customer support has grown and the Argentine operation is making a strong contribution to net income this year. In line with the Company’s worldwide ISO 9002 certification program, and its commitment to producing quality tobaccos for customers, the Argentine operation was recently ISO 9002 certified. Brazil continues its solid contributions to net income. There has been some transitioning by customers from the Zimbabwe crop to the Brazilian crop and this is expected to continue in fiscal 2004.

North American Region

The USA tobacco market has become a predominantly domestic market. For tobacco merchants, the US tobacco business has evolved into a processing operation for domestic cigarette manufacturers as most manufacturers in the United States are purchasing their tobacco directly from the farmers. Opportunities for tobacco export sales are limited due to the availability of lower cost, but similar quality, tobacco is available in other countries such as Brazil. The Company’s processing volume increased by approximately 76% mainly as a result of acquiring an additional processing facility in April 2002. The Company processes approximately one-third of the total Flue-cured and Burley tobacco grown in the USA.

Comparison of the Year ended March 31, 2003 to the Year ended March 31, 2002

Sales: Consolidated Sales of $993.7 million in fiscal 2003 were 5.5% higher than the prior year. Sales for the Tobacco Division’s operations for the twelve months ended March 31, 2003 increased by $24.1 million to $804.5 million. Overall, excluding the US market, tobacco unit volume was up 2.3%. Increased sales in South America were driven by a full year inclusion of the acquisition of a tobacco processing facility in Argentina in December 2001 and the continued increase in volumes sold from the Brazilian operation. In Africa, sales revenue gains were achieved in Kenya/Congo, Malawi and South Africa. Zimbabwe sales continue to decrease as the Zimbabwe crop size shrinks as a result of the prolonged political and economic turmoil. Sales growth was also achieved in China, India, Italy, Spain, Indonesia, Thailand and Canada. Sales declined in Greece, Turkey and in the value-added processing units. Sales for the Wool Division were $189.2 million, an increase of 16.9% increase versus the prior year, driven mostly by higher wool prices in Australia and higher volumes in the UK.

Gross Profit and Cost of Sales: Consolidated gross profits increased 7.5% versus the prior year mainly due to the Tobacco Division’s performance. For tobacco, gross profit for the twelve-month period of $143.0 million was up 7.5% from the prior period. This was due primarily to the Company’s recent acquisition of tobacco processing facilities in the USA and Argentina. In addition to the sales gains noted above, improved mix and throughput efficiencies also led to gains in certain operations.

Selling, General and Administrative Expenses: SG&A expenses were up $11.0 million compared to the prior year. The increases in SG&A are largely due to the $7.0 million settlement of the Deloach case in the US, the first full year of inclusion of the acquired processing facilities in the USA and Argentina, the weaker US dollar, higher insurance, legal and professional expenses and normal inflationary increases. These increases were partly offset by a $3.5 million reduction in estimated costs of non-US employee benefit plans.

Interest Expense and Other Income (Expense), Net: Interest expense was lower due to reduced long-term debt levels as a result of the Company’s debt buy-back program and lower interest rates. Other income (expense), net was higher than the prior year due to the recovery of a previously written-off receivable and higher gains on asset sales and insurance proceeds.

Income Taxes, Minority Interest and Equity in Earnings of Affiliates: Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate was slightly lower than a year earlier. Equity in earnings of affiliates was higher than the prior year primarily due to the improved performance of the Company’s Kyrgyzstan joint venture. Minority interest relates to the construction of the Indonesia processing facility being undertaken by the Company’s new Indonesia joint venture. The completion and start-up of the facility is expected to be in October 2003.

Income from Continuing Operations. Income from continuing operations was $41.7 million versus $36.2 million in the prior year. Our tobacco division generated all of the improvement as conditions continued to improve and investments in key markets were brought fully on line. Key areas that improved were the U.S., Brazil, Argentina and Thailand. The tobacco division income from continuing operations was $43.9 million versus $38.1 million in the prior year. For the remaining wool units, trading conditions remained difficult. The loss from continuing operations was $2.2 million, versus a loss of $1.9 million in the prior year.

Loss from Discontinued Operations. The loss from discontinued operations was $3.8 million for fiscal 2003 versus $15.3 million for the prior year. This expense includes the operating losses of the discontinued wool units up to the time these units were sold/closed.

Extraordinary Item: An extraordinary after-tax income of $16,000 was recorded on the repurchase of over $23.7 million face amount of long-term debt. This includes $18.8 million of 8 7/8% Senior Notes and $4.9 million of 7¼% the Convertible Subordinated Debentures. The prior year included a loss of $1.1 million on the repurchase of debt.

Net Income: Consolidated Net Income was $37.9 million an increase of 91% over the prior year, which was heavily impacted by the decision to discontinue four wool operating units. Net income for the Tobacco Division was $44.0 million, after extraordinary items, an increase of 19% from the $37.0 million net income for the twelve months ended March 31, 2002. The net loss for the remaining wool units was $2.2 million versus $1.9 million last year.

Comparison of the Year ended March 31, 2002 to the Year ended March 31, 2001

Sales. Sales from continuing operations for the 12 months ended March 31, 2002 were $942 million, down 11.7% from a year earlier. This reduction is due to the changes in the way U.S. cigarette manufacturers now purchase the majority of their leaf supplies directly from the farmer. We still perform handling and processing services for the leaf. Sales of $780 million for the tobacco division were lower than the prior year as this is the first full year of the direct contracting by the manufacturers. Total volumes processed in the U.S. were basically level with the prior year. Overall, excluding the U.S. market, tobacco unit volume was up 15%. Sales revenue increases in South America were driven by the addition of additional processing capacity in Brazil and continued strong sales in our core business there. In Africa, sales revenue gains were achieved in Kenya/Congo and Zimbabwe. Sales gains were also achieved in China, Italy and increases were recorded for Canada. Sales in our CRES operation in the CIS were level with the prior year as that unit continues to operate at full capacity.

Wool sales from continuing operations for the 12 months ended March 31, 2002 of $162 million were down 10.6% from the prior year primarily as the result of continuing poor conditions in the global wool industry.

Gross Profit and Cost of Sales. Gross profit for the 12-month period of $144.0 million was up 12.7% from the prior period. This was due mostly to the sales gains noted above in the tobacco business, improved mix and throughput efficiencies. This was partly offset by deterioration in the Wool Division gross profit due to higher prices and weak demand.

Selling, General and Administrative Expenses. SG&A expenses were lower than the prior year as the prior year included expenses associated with exiting Tanzania, current year cost-cutting programs and lower headcount in our wool division.

Interest Expense and Other Income (Expense), Net. Interest expense was lower due to reduced long-term debt levels. Other income (expense), net was $4.2 million higher because the prior year included losses on sales of assets and investments related to exiting Tanzania.

Income Taxes, Minority Interests and Equity in Earnings of Affiliates. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate was lower than a year earlier, but remained high due mainly to losses in areas where tax relief is not available and the impact of hyperinflation on taxes in Turkey.

There were no earnings attributed to minority interests in fiscal 2002 as fiscal 2001 was the last year of our minority partner structure in the Greece and Turkey markets. Equity in earnings of affiliates was down from the prior year primarily due to seasonal business factors.

Income from Continuing Operations. Income from continuing operations was $36.2 million versus $19.2 million in the prior year. Our tobacco division generated all of the improvement as conditions continued to improve and investments in key markets were brought fully on line. Key areas that improved were the U.S., Brazil and Thailand. The tobacco division income from continuing operations was $38.1 million versus $17.1 million in the prior year. For the remaining wool units, trading conditions remained difficult. The loss from continuing operation was $1.9 million, versus $1.1 million profit in the prior year.

Loss from Discontinued Operations. The loss related to discontinued operations was $15.3 million for fiscal 2002 and $1.2 million for the prior year on a restated basis. This expense includes the operating losses of the aforementioned units, estimated closure costs and the write-off of associated foreign currency translation adjustments. As noted above, we had early adopted the provisions of SFAS No. 144 and have reflected the exit from these businesses as discontinued operations.

Extraordinary Item. An extraordinary after-tax loss of $1.1 million was recorded on the repurchase of over $32 million face amount of long-term debt. This includes the call of $25 million of 8 7/8% senior notes at a call premium announced in February 2002. The prior year included the gain of $3.2 million on the repurchase of debt in the open markets.

Net Income. Net income was $19.8 million versus $21.1 million for the 12 months ended March 31, 2001.

Liquidity and Capital Expenditures

Working capital at March 31, 2003 was $182.3 million, essentially unchanged from the $182.2 million at March 31, 2002. Increases in inventories and receivables stemming from the addition of new operations and increased sales were offset by increases in short-term borrowings. The Company has used cash to repurchase long-term debt. The Company continues to closely monitor its inventories, which fluctuate depending on seasonal factors and business conditions.

Capital expenditures were $37.3 million, $14.8 million and $16.8 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Capital expenditures for 2003 related mostly to the purchase of a processing facility in the US, the construction of a new tobacco processing facility in Indonesia and routine expenditures and construction of warehousing space in several areas. Capital expenditures for 2002 related mostly to routine expenditures in the tobacco and wool divisions, purchase of the tobacco processing assets in Argentina, the completion of a second processing line in Brazil and installation of a lanolin facility in the French wool operation. We expect routine capital expenditures to total approximately $16.0 million for the fiscal year ending March 31, 2004.

For 2003, cash provided by operating activities totaled $22.3 million, primarily due to higher net income, and an increase in payables. Cash used for investing activities of $34.8 million for 2003 included capital expenditures of $37.3 million mostly for tobacco activities including $2.5 million in Brazil, $20.6 million in the United States, $2.9 million in Africa and $1.1 million for the wool division.

Financing Arrangements. We incur short-term debt to finance our seasonal working capital needs, which typically peak in the third quarter, under secured lines of credit with several banks. At March 31, 2003, total available short-term credit facilities for continuing operations was $478.2 million, compared to $477.9 million at March 31, 2002, with $22.2 million versus $13.6 million in 2002 being utilized for letters of credit and guarantees and $273.9 million was unused in 2003 versus $331.9 million in 2002.

On August 1, 1997, our major tobacco subsidiaries entered into a revolving bank facility. The facility provides for borrowings of $200.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is subject to change depending on our financial performance. The rate is currently LIBOR plus 0.625%. The borrowings under the facility are guaranteed by the Company and certain of our tobacco subsidiaries and secured by substantially all of the assets of the borrowing subsidiaries and a pledge of all of the capital stock of the subsidiaries not otherwise pledged to secure other obligations.

On May 19, 1999, the amount of the facility was increased from $200.0 million to $233.0 million and the maturity date was extended from July 31, 2000 to July 31, 2002. In fiscal 2000, this facility was increased to $250.0 million with the addition of two banks. Terms of the facility were unchanged.

On June 7, 2001, our major tobacco subsidiaries amended their revolving bank credit facility. The facility was decreased from $250.0 million to $230.0 million and the maturity date was extended to July 31, 2003 from July 31, 2002. Financial covenants and other terms and conditions were essentially unchanged.

On August 26, 2002, our major tobacco subsidiaries amended their revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million and the maturity date was extended to July 31, 2005 from July 31, 2003. Financial covenants and other terms and conditions were essentially unchanged.

Additionally, as of March 31, 2003, local lines were available for the remainder of the tobacco division of approximately $167.1 million in addition to separate facilities for the wool division of $101.1 million.

On November 13, 1991, we issued $69.0 million of our 7 1/4% convertible subordinated debentures, which are due March 31, 2007. The debentures are currently convertible into shares of our common stock at a conversion price (as adjusted for subsequent stock dividends) of $29.38. The debentures are subordinated in right of payment to all senior indebtedness. As of March 31, 1995, the debentures became redeemable in whole or in part at our option. Beginning March 31, 2003, we are obligated to make annual sinking fund payments sufficient to retire at least 5% of the principal amount of issued debentures reduced by earlier conversions, redemptions and repurchases. Holders of the debentures have the right to demand redemption under certain conditions, including a change in control of our company, mergers and consolidations and distributions with respect to our capital stock. We may elect to redeem debentures under these circumstances for common stock in lieu of cash. In fiscal 2001, we repurchased $17.3 million of these notes at an after-tax gain of $3.2 million. In fiscal 2002, we purchased an additional $1.7 million of these debentures at an after-tax gain of $0.1 million. In fiscal 2003, we repurchased an additional $4.9 million of these debentures near par value. The after tax gain of $0.1 million is classified as an extraordinary item in the income statement consistent with the Statement of Financial Accounting Standard 4. Due to these repurchases, the sinking fund requirements noted above have been satisfied in full.

On August 1, 1997, our U.S. tobacco subsidiary consummated the sale and issuance of $115.0 million of 8 7/8% senior notes. The notes are due in 2005. In fiscal 2002, we repurchased/called a total of $31.0 million of the notes. The net loss after tax on the repurchase of these notes was $1.2 million and is included in the extraordinary items. In fiscal 2003, we repurchased an additional $18.8 million of these notes at prices slightly below par value. The write-off of associated issue expenses resulted in an after-tax loss of $121.5 thousand, which was classified as an extraordinary item in the income statement.

Our contractual obligations, excluding long term debt, are outlined in Note 12 to our financial statements and consist mostly of lease payments for facilities that in the aggregate are not material amounts. Additionally, we make advances to suppliers that will be repaid by delivery of tobacco at the end of the respective growing season and are a routine feature of our business in certain parts of the world. The maximum amount of advances outstanding during the last fiscal year was $51.2 million.

Based on the outlook for the business for the next 12 months, we anticipate that we will be able to service the interest and principal on our indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under our credit facilities. Our future operating performance will be subject to economic conditions and to financial, political, agricultural and other factors, many of which are beyond our control.

Debt agreements to which our subsidiaries and we are parties contain financial covenants, which could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $33.3 million of retained earnings available for distribution as dividends at March 31, 2003.

Tax and Repatriation Matters

Our subsidiaries and we are subject to income tax laws in each of the countries in which we do business. We make a comprehensive review of the income tax requirements of each of our operations, file appropriate returns and make appropriate income tax provisions. These are determined at the individual subsidiary level and at the corporate level on both an interim and annual basis. We provide valuation allowances on deferred tax assets for our subsidiaries that have a history of losses. We cannot assert that there will likely be sufficient profits generated by these subsidiaries in the near future to offset these losses. We follow these processes using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

The undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. We intend to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. We regularly review the status of the accumulated earnings of each of our U.S. and foreign subsidiaries as part of our overall financing plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk primarily related to foreign exchange and interest rates. We actively monitor these exposures. To manage the volatility relating to these exposures, we enter into derivative financial instruments. The objective is to reduce, where we deem appropriate, fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.

Because we use currency rate-sensitive instruments to hedge only existing transactions, any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue any significant derivative financial instruments for trading or speculation purposes.

Foreign exchange rates: We are exposed to foreign exchange movements. Consequently, we enter into various contracts, primarily for the wool division, which change in value as foreign exchange rates change to preserve the value of commitments and anticipated transactions. We use foreign currency contracts to hedge revenue streams and raw material purchases. As of March 31, 2003, we had short-term forward exchange contracts with U.S. dollar equivalents of $36 million notional value and $37 million current fair value.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A one percentage-point change in interest rates would increase our interest cost by approximately $1.9 million. Substantially all of our long-term borrowings are denominated in U.S. dollars and carry fixed interest rates.

The use of derivative financial instruments did not had a material impact on our financial position at March 31, 2003 and 2002 or our results of operations or cash flows for the years ended March 31, 2003, 2002, and 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

COMPANY REPORT ON FINANCIAL STATEMENTS

Standard Commercial is responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on estimates and judgment where appropriate.

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

As an integral part of the internal control system, Standard maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal controls and recommend improvements thereto. The Audit Committee of the Board of Directors, composed solely of outside directors, meets quarterly with Standard’s management and internal auditors, and at least annually with its independent auditors, to review matters relating to financial reporting, internal controls and the extent and results of the audit effort. The internal auditors and independent auditors have direct access to the Audit Committee with or without management present.

The financial statements have been examined by Deloitte & Touche LLP, independent auditors, who render an independent professional report on the Company’s financial statements. Their appointment was approved by the Audit Committee, and ratified by the shareholders. Their report on the financial statements is based on auditing procedures, which include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the financial statements are fairly presented in all material respects.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of and Shareholders of Standard Commercial Corporation

We have audited the accompanying consolidated balance sheets of Standard Commercial Corporation, (the Company) as of March 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 19, the accompanying fiscal 2001 consolidated financial statements have been restated.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As discussed in Note 1 to the consolidated financial statements, on March 31, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in Note 1 to the consolidated financial statements, on April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Raleigh, North Carolina

June 4, 2003

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND 2002 (IN THOUSANDS, EXCEPT SHARE DATA)

	2003	2002
ASSETS
Cash	$32,389	$29,000
Receivables (Note 3)	212,042	169,350
Inventories (Notes 1 and 4)	285,020	241,205
Assets of discontinued operations (Note 2)	5,298	22,280
Prepaid expenses	2,970	7,532
Marketable securities (Note 1)	1,234	531

Current assets	538,953	469,898

Property, plant and equipment (Notes 1 and 5)	161,190	134,919
Investment in affiliates (Notes 1 and 6)	10,542	9,569
Goodwill (Note 1)	11,289	11,289
Other assets (Notes 1 and 7)	26,326	24,967

TOTAL ASSETS	$748,300	$650,642

LIABILITIES
Short-term borrowings (Notes 2 and 8)	$182,103	$132,379
Current portion of long-term debt (Note 10 and 16)	5,107	10,309
Accounts payable and accrued liabilities (Note 9)	157,385	124,760
Liabilities of discontinued operations (Note 2)	2,426	9,372
Taxes accrued (Note 15)	9,668	10,880

Current liabilities	356,689	287,700

Long-term debt (Notes 10 and 16)	78,672	96,823
Convertible subordinated debentures (Notes 10 and 16)	45,051	49,989
Retirement and other benefits (Note 11)	17,592	20,459
Deferred income taxes (Notes 1 and 15)	6,299	5,000

Total liabilities	504,303	459,971

MINORITY INTERESTS (Note 1)	1,872	18

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.65 par value Authorized shares—1,000,000; none issued
Common stock, $0.20 par value Authorized shares—100,000,000; issued—16,110,750 and 15,985,848 at March 31, 2003 and 2002, respectively (Note 13)	3,222	3,197
Additional paid-in capital	108,453	106,077
Unearned restricted stock plan compensation	(2,991)	(2,000)
Treasury stock at cost, 2,617,707 shares at March 31, 2003 and 2002	(4,250)	(4,250)
Accumulated other comprehensive income	(29,804)	(45,183)
Retained earnings	167,495	132,812

Total shareholders’ equity	242,125	190,653

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$748,300	$650,642

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002	2001*
SALES	$993,716	$942,296	$1,067,966
COST OF SALES:
Materials, services and supplies (Note 4)	823,909	781,293	913,411
Interest	14,975	16,954	26,798

Gross profit	154,832	144,049	127,757

Selling, general and administrative expenses	89,090	78,133	80,487
Other interest expense (Note 10)	4,368	8,922	10,790
Other income/(expense)—net (Note 14)	4,172	3,296	(882)

Income before income taxes	65,546	60,290	35,598
Income taxes (Notes 1 and 15)	24,555	23,715	15,726

Income after income taxes	40,991	36,575	19,872
Minority interests (Note 1)	49	—	(644)
Equity in earnings/(loss) of affiliates (Note 6)	664	(356)	(62)

Income from continuing operations	41,704	36,219	19,166

Loss from discontinued operations (Note 2)	(3,839)	(15,341)	(1,241)
Extraordinary gain/(loss) due to buyback of debt	16	(1,081)	3,200

Net income	37,881	19,797	21,125

Other comprehensive income (loss):
Translation adjustment	14,374	(1,087)	(8,959)
Reclassification for translation adjustment recognized in net income	68	4,462	8,934
Benefit liability in excess of intangibles assets	121
Cumulative effect of change in accounting for derivative financial instruments	—	(2,067)	—
Derivative financial instruments	816	1,888	—

Total other comprehensive income (loss)	15,379	3,196	(25)

Comprehensive Income	$53,260	$22,993	$21,100

EARNINGS PER COMMON SHARE (Note 1):
Basic:
From continuing operations	$3.10	$2.72	$1.46
From discontinued operations	(0.29)	(1.15)	(0.09)
Extraordinary item	—	(0.08)	0.24
Net	$2.81	$1.49	$1.61
Average shares outstanding	13,459	13,324	13,128
Diluted:
From continuing operations	$2.91	$2.55	$1.45
From discontinued operations	(0.25)	(1.01)	(0.08)
Extraordinary item	—	(0.07)	0.21
Net	$2.66	$1.47	$1.58
Average shares outstanding	15,081	15,138	15,294

*	2001 Restated—see note 19

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2003, 2002, and 2001

(IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares of Common Stock		Common Stock Par Value	Additional Paid-In Capital	Unearned Restricted Stock Plan Compensation	Treasury Stock At Cost	Accumulated Other Comprehensive Income (Translation Adjustment)	Retained Earnings	Total Shareholders’ Equity
	Issued	Treasury
March 31, 2000	15,605,725	2,617,707	$3,121	$102,986	$(1,603)	$(4,250)	$(48,354)	$97,177	$149,077
Net income*								21,125	21,125
Other comprehensive income							(25)	—	(25)
Cash dividends, $0.20 per share								(2,622)	(2,622)
Dividends reinvested	11,718		2	66					68
RSP shares awarded	202,857		41	834	(875)				0
RSP compensation earned					679				679
Exercise of employee stock options	9,100		2	108					110
401(k) contribution	46,211	—	9	204	—	—	—	—	213

March 31, 2001*	15,875,611	2,617,707	3,175	104,198	(1,799)	(4,250)	(48,379)	115,680	168,625

Net income								19,797	19,797
Other comprehensive income							3,196	—	3,196
Cash dividends, $0.20 per share								(2,665)	(2,665)
Dividends reinvested	5,122		1	89					90
RSP shares awarded	66,447		13	1,091	(1,104)				—
RSP compensation earned					903				903
RSP shares forfeited									—
Exercise of employee stock options	25,295		5	487					492
401(k) contribution	13,373	—	3	212	—	—	—	—	215

March 31, 2002	15,985,848	2,617,707	$3,197	$106,077	$(2,000)	$(4,250)	$(45,183)	$132,812	$190,653

Net income								37,881	37,881
Other comprehensive income							15,379		15,379
Cash dividends, $0.2375 per share								(3,198)	(3,198)
Dividends reinvested	5,900		1	106					107
RSP shares awarded	116,908		23	2,207	(2,230)				—
RSP compensation earned					871				871
RSP shares forfeited	(21,520)		(4)	(364)	368				—
Exercise of employee stock options	10,525		2	189					191
401(k) contribution	13,089	—	3	238	—	—	—	—	241

March 31, 2003	16,110,750	2,617,707	$3,222	$108,453	$(2,991)	$(4,250)	$(29,804)	$167,495	$242,125

*	2001 Restated—see note 19

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2003, 2002 AND 2001 (IN THOUSANDS)

	2003	2002	2001*
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$37,881	$19,797	$21,125
Depreciation and amortization	18,881	19,294	18,724
Minority interest	49	—	644
Deferred income taxes	(130)	(3,543)	(648)
Undistributed (earnings)/losses of affiliates net of dividends received	(581)	408	127
(Gain)/loss on buyback of debt	(16)	1,081	(3,200)
(Gain)/loss on disposition of fixed assets	(622)	(138)	2,169
Other	(3,499)	980	(1,507)

	51,963	37,879	37,434
Net changes in working capital other than cash:
Receivables	(24,984)	32,198	(259)
Inventories	(29,760)	(3,718)	52,229
Current payables	15,611	(5,806)	33,395
Discontinued operations	9,436	12,005	2,024

Cash provided by operating activities	22,266	72,558	124,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Additions	(37,303)	(14,775)	(16,798)
Dispositions	1,881	940	2,977
Business (acquisitions)/dispositions	600	164	(557)

Cash used for investing activities	(34,822)	(13,671)	(14,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	8,912	9,615	15,671
Repayment of long-term borrowings	(17,786)	(22,815)	(16,374)
Net change in short-term borrowings	49,724	(19,223)	(93,280)
Buyback of debt	(23,745)	(33,744)	(14,148)
Dividends paid	(3,198)	(2,665)	(2,622)
Other	539	481	1,266

Cash provided by/(used in) for financing activities	14,446	(68,351)	(109,487)

Effect of exchange rate changes on cash	1,499	191	(895)

INCREASE (DECREASE) IN CASH FOR PERIOD	3,389	(9,273)	63

CASH, beginning of period	29,000	38,273	38,210

CASH, end of period	$32,389	$29,000	$38,273

CASH PAYMENTS FOR:
Interest	$21,181	$24,554	$32,602
Income taxes	$23,322	$21,688	$16,999

*	2001 Restated—see note 19

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2003, 2002 AND 2001

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company is principally engaged in purchasing, processing, storing, selling and shipping leaf tobacco. The Company also purchases, processes and sells various types of wool. The Company purchases tobacco and wool primarily in the United States, Africa, Australia, South America and Asia for sale to customers in the United States, Europe and Asia.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The accounts of all subsidiary companies are included in the consolidated financial statements and all intercompany transactions have been eliminated. Investments in affiliated companies are accounted for by the equity method of accounting.

Foreign Currency: Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported as other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income. Net amounts included in the income statement relating to foreign currency profits/(losses), (in thousands) were $541, ($752) and ($747) in 2003, 2002 and 2001, respectively.

Marketable Securities: Marketable securities are classified as available for sale and consist of liquid equity securities. The specific identification method is used to determine gains and losses when securities are sold.

Goodwill and Other Intangibles: Effective April 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

Under SFAS No. 142, goodwill must be tested for impairment as of the beginning of the year in which the statement is adopted in its entirety. SFAS No. 142 allowed six months from the date the statement was initially applied to complete the transitional goodwill impairment test. The Company completed the process of performing the transitional goodwill impairment test as of April 1, 2002 in the second quarter of 2003, and as a result of the test performed, management believes that goodwill was not impaired as of April 1, 2002 and at March 31, 2003.

SFAS No. 142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of September 30,and any subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

The carrying value of other intangible assets as of March 31, 2003 in the amount of $2.3 million, net, represents deferred long-term debt financing fees. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill, as of the April 1, 2002 transition date or the March 31, 2003 balance sheet date. Based on management’s analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2007. Amortization expense associated with these intangible assets was $2.0 million and $2.5 million for the years ended March 31, 2003 and 2002, respectively. Annual amortization expense for these intangible assets is expected to be $0.9 million in 2004, $0.9 million in 2005, $0.4 million in 2006, and $0.1 million in 2007.

The adoption of SFAS No. 142 effective April 1, 2002 resulted in the elimination of pretax goodwill amortization expense in the amount of $1.5 million for the year ended March 31, 2003. The following table provides a reconciliation of net income and net income per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the years ended March 31, 2002 and 2001.

	2003	2002	2001
	(In thousands)
Reported net income	$37,881	$19,797	$21,125
Add: Goodwill amortization	—	1,534	1,534

Adjusted net income	$37,881	$21,331	$22,659

Reported basic earnings per share	$2.81	$1.49	$1.61
Add: Goodwill amortization	—	0.12	0.12

Adjusted basic earnings per share	$2.81	$1.61	$1.73

	Twelve months ended March 31
	2003	2002	2001
Reported diluted earnings per share	$2.66	$1.47	$1.58
Add: Goodwill amortization	—	0.10	0.10

Adjusted diluted earnings per share	$2.66	$1.57	$1.68

The carrying amount of goodwill and other intangible assets for the fiscal year ended March 31, 2003, by operating segments, were as follows:

	Tobacco	Wool	Total
	(In thousands)
GOODWILL
At March 31, 2003	$9,003	$2,286	$11,289

	Tobacco	Wool	Total
	(In thousands)
INTANGIBLES
At March 31, 2003	$2,614	—	$2,614
Additions	1,679	—	1,679
Less amortization	1,963	—	1,963

Balance as of March 31, 2003	$2,330	—	$2,330

Property, Plant and Equipment: The cost of significant improvements to property, plant and equipment is capitalized. Maintenance and repairs are expensed as incurred. Provision for depreciation is charged to operations over the estimated useful lives, primarily 3-30 years, of the assets on a straight-line basis.

The Company early adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” in fiscal 2002 which supercedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” but retains many of its fundamental provisions. In addition, the statement broadens the presentation of discontinued operations to include more disposal transactions. The Company early adopted SFAS No. 144 during fiscal 2002, and accordingly recognized as discontinued operations the results from certain wool operating units that are being disposed of.

Long-lived assets are reviewed for impairment on a market-by-market basis whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted future cash flows attributable to each market would be compared to the carrying value of the long-lived assets of that market if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

Inventories: Inventories, which are primarily packed leaf tobacco and wool, are stated at the lower of specific cost or estimated net realizable value. Cost of tobacco includes a proportion of interest, buying commission charges and factory overheads, which can be related directly to specific items of inventory. Cost of wool includes all direct costs except interest. Items are removed from inventory on an actual cost basis.

Revenue Recognition: Sales and revenue are recognized on the passage of title.

Income Taxes: The Company provides deferred income taxes on differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards.

Minority Interests: Minority interests represent the interest of third parties in the net assets of certain subsidiary companies.

Computation of Earnings Per Common Share: Earnings per share has been presented in conformity with Statement of Financial Accounting Standards (SFAS), No. 128. The diluted earnings per share include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were further increased by the employees stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in the computation of diluted earnings per share.

Stock Options: The Company’s stock option plans are described more fully in Note 11. The Company accounts for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2003	2002	2001
Net income (in thousands):
As reported	$37,881	$19,797	$21,125
Pro forma	$37,708	$19,729	$21,109

Diluted	$40,062	$22,245	$24,190
Pro forma	$39,889	$22,177	$24,174

Basic earnings per share:
As reported	$2.81	$1.49	$1.61
Pro forma	$2.80	$1.48	$1.61

Diluted earnings per share:
As reported	$2.66	$1.47	$1.58
Pro forma	$2.64	$1.47	$1.58

Derivative Financial Instruments: On April 1, 2001 the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities:, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the year ended March 31, 2002 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. At March 31, 2003 the Company had foreign exchange contracts outstanding with a notional value of $36.1 million and a fair value of $37.0 million.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applicable to existing contracts and new contracts relating to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS No. 149 will have a material effect on the Company’s financial statements.

Recent Accounting Pronouncements:

In June, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities, and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS No. 146 as of the effective date, January 1, 2003, and it had no material impact on the Company’s financial condition or results of operations. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation 34.” FIN 45 clarifies the requirements of FASB Statement 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. FIN 45 was effective for any guarantees issued or modified after December 31, 2002 and its disclosure requirements were effective for the Company as of December 31, 2002. There was no material impact on the Company upon adoption of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure— an Amendment of FASB Statement 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged.

Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation and Reclassification: Certain amounts in prior year statements have been reclassified for conformity with current year presentation, with no effect on reported results of operations or equity. Additionally, all periods including quarterly information presented in the financial statements have been restated for the Company’s decision to discontinue certain wool operations as discussed in Note 2 , “Discontinued Operations”, of these financial statements. As more fully described in Note 19, “Restatement” the financial statements and related disclosures for fiscal 2001 results have been restated to correct accounting errors discovered in the specialty fibers unit.

2.	DISCONTINUED OPERATIONS

As conditions in the wool industry deteriorated throughout fiscal year 2002, the Company decided to close and dispose of certain of its wool operating units for strategic reasons. These units are Argentina, New Zealand, South Africa and the specialty fibers business in Holland. Given the extremely difficult trading environment in the wool industry, it was decided to shrink the Division down to its core markets, namely, the key sourcing areas of Australia, the key processing/marketing areas of Europe and the carpet sector, which has remained relatively healthy throughout the cyclical downturn the wool industry is currently in. Accordingly, we have taken steps to discontinue operations in the four units identified above. At March 31, 2003, we have basically completed the sale of the Companies in South Africa and New Zealand and the trade assets of the Argentina and specialty fibers units. The remaining assets are being liquidated subject to the various legal requirements of the jurisdictions involved and should be finalized within fiscal 2004.

Results of operations and the assets and liabilities, other than wool subsidiary debt guaranteed by the Company, for all periods presented have been reclassified and presented as discontinued operations in the financial statements and related notes. This information is summarized for the appropriate fiscal years as follows:

	2003	2002	2001
	(In thousands)
Revenues	$23,619	$38,617	$47,475

Loss from discontinued operations, net of tax	$(3,806)	$(9,560)	$(1,241)
Loss on disposal	(33)	(5,781)	—

Loss from discontinued operations, net of tax	$(3,839)	$(15,341)	$(1,241)

	2003	2002
	(In thousands)
Inventory	$135	$10,796
Receivables	2,001	10,113
Other assets	3,162	1,371

Assets	$5,298	$22,280
Accounts payable	2,426	9,372

Net assets available for sale	$2,872	$12,908

Wool Subsidiary debt guaranteed by the Company (not included in discontinued operations)	$8,600	$13,986

3.	RECEIVABLES

	Year Ended March 31,
	2003	2002
	(In Thousands)
Trade accounts	$140,558	$108,733
Advances to suppliers	30,916	26,216
Affiliated companies	14,589	13,462
Other	30,349	26,536

	216,412	174,947
Allowances for doubtful accounts	(4,370)	(5,597)

	$212,042	$169,350

4.	INVENTORIES

	Year Ended March 31,
	2003	2002
	(In Thousands)
Tobacco	$216,272	$185,711
Nontobacco	68,748	55,494

	$285,020	$241,205

Tobacco inventories at March 31, 2003 and 2002 included capitalized interest of $0.9 million and $0.9 million, respectively. Included in inventory at March 31, 2003 and 2002 were valuation reserves of $10.9 million and $10.0 million, respectively. Inventory valuation provisions included in cost of sales totaled approximately $3.4 million, $0.6 million and $4.3 million in 2003, 2002 and 2001, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

	Year Ended March 31,
	2003	2002
	(In Thousands)
Land	$12,799	$10,850
Buildings	105,433	93,863
Machinery and equipment	196,841	172,707
Furniture and fixtures	18,125	16,015
Construction in progress	9,994	2,614

	343,192	296,049
Accumulated depreciation	(182,002)	(161,130)

	$161,190	$134,919

Depreciation expense was $17.5 million, $16.6 million and $15.5 million in 2003, 2002 and 2001, respectively.

6.	AFFILIATED COMPANIES

a)	Net investment in affiliated companies are represented by the following:

	Year Ended March 31,
	2003	2002
	(In Thousands)
Net current assets	$10,270	$9,822
Property, plant and equipment	34,649	33,480
Other long-term liabilities	(16,309)	(17,026)
Interests of other shareholders	(18,325)	(16,936)

Company’s interest	10,285	9,340
Goodwill	257	229

Net investments	$10,542	$9,569

b)	The results of operations of affiliated companies were:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Sales	$149,749	$98,385	$92,043

Income before taxes	$2,929	$1,010	$2,089
Income taxes	1,725	1,032	845

Net income/(loss)	$1,204	$(22)	$1,244

Company’s share of Equity in earnings	$664	$(356)	$(62)

Dividends received	$83	$52	$65

c)	Balances with the unconsolidated affiliates are for the procurement of tobacco inventory as follows:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Purchases of tobacco	$49,745	$32,815	$42,311
Receivables from equity investees	14,589	13,462	9,529
Advances on purchases of tobacco	14,016	9,122	5,849
Payables to equity investees	367	—	1,466

The Company’s significant affiliates and percentage of ownership at March 31, 2003 follow: Adams International Ltd., 49.0% (Thailand), Siam Tobacco Export Corporation Ltd., 49.0% (Thailand), Transcontinental Tobacco India Private Ltd. 49.0% (India),Stansun Leaf Tobacco Company Ltd., 50.0% (Kyrgyzstan), Jandakot Wool Washing Pty. Ltd., 24.9% (Australia), and Independent Wool Dumpers Pty Ltd., 16.8% (Australia). Audited financial statements of affiliates are obtained annually.

7.	OTHER ASSETS

	Year Ended March 31,
	2003	2002
	(In Thousands)
Cash surrender value of life insurance policies (face amount $ 35,791)	$13,264	$12,812
Deposits	1,528	527
Receivables	7,932	7,834
Deferred financing fees	2,330	2,614
Investments	79	284
Other	1,193	896

	$26,326	$24,967

8.	SHORT-TERM BORROWINGS

	Year Ended March 31,
	2003	2002
	(In Thousands)
Weighted-average interest on borrowings at end of year	4.2%	4.7%
Weighted-average interest rate on borrowings during the year(1)	5.1%	5.5%
Maximum amount outstanding at any month-end	$242,027	$171,781
Average month-end amount outstanding	$189,156	$136,385
Amount outstanding at year-end	$182,103	$132,379

(1)	Computed by dividing short-term interest expense and amortized financing costs by average short-term debt outstanding.

At March 31, 2003, under agreements with various banks, total short-term credit facilities for continuing operations of $478.2 million (2002—$477.9 million) were available to the Company of which $22.2 million (2002—$13.6 million) was being utilized for letters of credit and guarantees and $273.9 million (2002—$331.9 million) was unused. The Company’s revolving credit facilities at March 31, 2003 included a master credit facility for tobacco operations (the “MFA”) of $210.0 million, in addition to local lines of approximately $167.1 million. Also, separate facilities totaling $101.1 million are in place for wool operations. At March 31, 2003 substantially all of the Company’s assets were pledged against current and long-term borrowings.

9.	ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

	Year Ended March 31,
	2003	2002
	(In Thousands)
Trade accounts	$108,278	$86,816
Affiliated companies	367	—
Other accruals and payables*	48,740	37,944

	$157,385	$124,760

*	2003 Includes $7.0 million accrual for the Deloach settlement as discussed in the Management’s Discussion and Analysis.

10.	LONG-TERM DEBT

	Year Ended March 31,
	2003	2002
	(In Thousands)
8.875% Senior Notes due in 2005	$65,177	$84,000
2.6% fixed rate repayable through 2012	3,015	—
10.5% loan repayable through 2005	2,959	3,764
4.25% loan repayable through 2010.	2,893	2,588
Italian prime plus 1/8% payable through 2002 (2002 average 10.6%)	—	94
9.82% fixed rate loan repayable annually through 2005	860	1,367
Interest free note repayable through 2005	497	604
5.7% loan repayable through 2004	—	96
9.23% loan repayable through 2003	—	765
6.05% loan repayable annually through 2003	—	3,997
9.4% loan repayable through 2007	5,168	5,166
Other	3,210	4,691

	83,779	107,132
Current portion	(5,107)	(10,309)

	$78,672	$96,823

Long-term debt maturing after one year is as follows (in thousands): 2005—$4,730; 2006—$69,042; 2007—$1,566; 2008—$865 and thereafter—$2,469. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants (relating to, among other things: minimum net worth and interest coverage ratios, limits on capital expenditures, permitted investments and indebtedness advances and liens) which could restrict the payment of cash dividends. The Company was in compliance with all financial covenants as of March 31, 2003.

CONVERTIBLE SUBORDINATED DEBENTURES

On November 13, 1991 the Company issued $69.0 million of 7 1/4% Convertible Subordinated Debentures due March 31, 2007. Adjusted for subsequent stock dividends, the debentures currently are convertible into shares of common stock of the Company at a conversion price of $29.38. The debentures are subordinated in right of payment to all senior indebtedness, as defined, of the Company, and as of March 31, 1995 became redeemable in whole or in part at the option of the Company any time. Beginning March 31, 2003 the Company was required to make annual payments to a sinking fund which will be sufficient to retire at least 5% of the principal amount of issued Debentures reduced by earlier conversions, redemptions and repurchases. This sinking fund requirement has been met by the repurchase in fiscal 2001 of $17.3 million of these notes pursuant to the Company’s debt repurchase program. In fiscal 2002, an additional $1.7 million of these notes were repurchased and in fiscal 2003, an additional $4.9 million were repurchased. The balance is currently $45.1 million outstanding.

At March 31, 2003, substantially all of the Company’s assets were pledged against current and long-term borrowings.

11.	BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time salaried employees in the United States and a Supplemental Executive Retirement Plan (“SERP”) covering benefits otherwise limited by Section 401(a)(17) (Compensation Limitation) and Section 415 (Benefits Limitation) of the Internal Revenue Code. Various other pension plans are sponsored by foreign subsidiaries. The U.S. defined benefit pension plans and foreign plans which are significant and which are considered to be defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Benefits under the Plans are based on employees’ years of service and eligible compensation. The Company’s policy is to contribute amounts to the U.S. plans sufficient to meet or exceed funding requirements of federal benefit and tax laws.

The Company also provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. The ongoing impact of SFAS 106 as it relates to employees of foreign subsidiaries is immaterial. The Company expenses the costs of such benefits as incurred.

Plan assets consist primarily of common stocks, pooled equity and fixed income funds. The pension costs and obligations for non-U.S. plans shown below also include certain unfunded book-reserve plans.

A summary of the U.S. plans and non-U.S. plans is as follows (in thousands):

	US Plans Pension Benefits		Non-US Plans Pension Benefits		US Plans Other Benefits
	2003	2002	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$4,168	$12,523	$42,488	$39,392	$10,125	$7,789
Service cost	851	805	1,936	1,764	260	257
Interest cost	1,103	965	3,096	3,081	676	689
Actuarial (gain) loss	2,213	878	5,138	113	488	1,961
Plan participants contribution	—	—	—	—	61	61
Amendments	921	—	—	—	—	—
Actual distributions	(411)	(1,129)	—	—	—	—
Special termination benefits	157	56	—	—	—	—
Benefits paid	(59)	70	(2,954)	(1,862)	(710)	(633)

Benefit obligation at end of year	18,943	14,168	49,704	42,488	10,900	10,124

Change in plan assets
Fair value of plan assets, beginning of year	10,695	10,776	33,922	35,613	—	—
Actual return on plan assets	(1,115)	207	(4,852)	(1,114)	—	—
Employer contributions	1,606	840	1,343	1,285	572	572
Plan participants contribution	—	—	—	—	61	61
Settlement distributions	—	1	617	—	—	—
Benefits paid	(470)	(1,129)	(2,954)	(1,862)	(633)	(633)

Fair value of plan assets of end of year	10,716	10,695	28,076	33,922	—	—

Funded status	(8,227)	(3,473)	(21,628)	(8,566)	(10,900)	(10,124)
Unrecognized net actuarial loss	6,336	2,162	18,534	6,686	1,535	1,046
Unrecognized transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	847	—	(1,542)	(1,600)	(139)	(278)

Prepaid (accrued) benefit cost	$(1,044)	$(1,311)	$(4,636)	$(3,480)	$(9,504)	$(9,356)

The aggregate projected benefit obligation and aggregate accumulated benefit obligation for U.S. pension plans with accumulated benefit obligations in excess of plan assets (in thousands) were $8,228 and $1,224 as of March 31, 2003 and $1,141 and $888 as of March 31, 2002. The aggregate projected benefit obligation and aggregate accumulated benefit obligation for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets (in thousands) were $21,628 and $15,742 as of March 31, 2003 and $36,635 and $31,893 as of March 31, 2002. The US plan with accumulated benefit obligations in excess of plan assets had plan assets of $10,714 as of March 31, 2003 and no plan assets as of March 31,2002. The non-US plans with accumulated benefit obligations in excess of plan assets had plan assets of $28,076 as of March 31, 2003, and $27,943 at March 31, 2002.

The components of net periodic benefit costs for the U.S. plans and non-U.S. plans is as follows (in thousands):

	US Plans Pension Benefits			Non-US Plans Pension Benefits			US Plans Other Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service Cost	$851	$805	$708	$1,935	$1,764	$1,708	260	$240	$215
Interest Cost	1,103	965	929	3,095	3,081	2,818	676	707	539
Expected return on plan assets	(907)	(883)	(1,130)	(3,057)	(3,598)	(4,200)	—	—	—
Amortization of prior service cost	73	(36)	(72)	48	(91)		(140)	(139)	(139)
Recognized net actuarial loss	62	10	(82)	40	73	(392)	—	—	(23)

Net periodic benefit cost	$1,182	$861	$353	$2,061	$1,229	$(23)	$796	$808	$592

The assumptions used in 2003, 2002 and 2001 were as follows:

	US Plans Pension Benefits			Non-US Plans Pension Benefits			US Plans Other Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Weighted Average Assumptions Discount rate	6.50%	7.25%	7.5%	6.5%	7.4% to 8.5%	7.4% to 8.5%	6.5%	7.25%	7.5%
Expected return on plan assets	8.0%	8.0%	8.0%	8.8%	10.0%	10.0%
Rate of compensation increase	5.0%	5.0%	5.05%	4.5%	5.5% to 7.0%	5.5% to 7.0%	5.0%	5.0%	5.0%

For measurement purposes, an 8.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage- Point Increase	1 Percentage- Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$173	$(136)
Effect on postretirement benefit obligation	2,477	(1,931)

The Company also sponsors a 401(k) savings incentive plan for most full-time salaried employees in the U.S. Expenses for this plan were $241,000, $215,000, and $213,000 in 2003, 2002 and 2001, respectively.

EMPLOYEE STOCK OPTIONS

In March 1998, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement, which was ratified by the Board of Directors on April 14, 1998, provided for the grant of nonqualified stock options. The aggregate number of shares of Common Stock as to which grants have been made is 100,000 with a price of $17.00 per share, the fair market value on the date of the grant. Effective December 14, 1999, the Board of Directors of the Company agreed to amend the grant and reprice the options granted to reflect the changes in the market environment and maintain the incentive feature of the grant. The number of shares granted was revised to 45,144 shares at $8.88 per share. The vesting period was revised to match the vesting schedule of the options granted to other key employees as addressed below.

In August 1998, the Company adopted the Standard Commercial Corporation Nonqualified Stock Option Plan (the “NSOP”) under which options to purchase shares of the Company’s stock may be granted to key employees of the Company. Options vest one-quarter each year beginning on the first anniversary of the date of grant and become 100% vested on the fourth anniversary of the date of grant.

There were no option grants during fiscal year 2001. The estimated weighted average fair value of options granted for the years ended March 31, 2003 and 2002 are:

	2003	2002
Weighted average exercise price	$18.90	$17.50
Weighted average fair value of options	$6.82	$7.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grant in 2003: dividend yield of 1.79% (2002—1-13%) expected volatility 49% (2002—51%); risk free interest rate of approximately 2.81% (2002—4.3%) and an expected life of 4 years in both 2003 and 2002.

A summary of the status of the Company’s Plans as of March 31, 2003, 2002, and 2001 and changes during the years ending on those dates is presented below:

	Shares	Option price per share	Weighted average exercise price per share
March 31, 2000	174,864	$5.00 - $8.88	$7.15
Options granted	—	—	—
Options cancelled	(12,555)	5.00 - 8.88	6.45
Options exercised	(9,100)	5.00 - 8.88	7.39

March 31, 2001 (57,855 shares exercisable)	153,209	5.00 - 8.88	7.19

Options granted	91,500	17.50	17.50
Options cancelled	(1,230)	5.00 - 17.50	6.51
Options exercised	(25,295)	5.00 - 17.50	6.95

March 31, 2002 (71,008 exercisable)	218,184	5.00 - 17.50	11.55

Options granted	93,000	18.90	18.90
Options cancelled	(4,200)	5.00 - 17.50	14.11
Options exercised	(10,525)	5.00 - 17.50	6.92

March 31, 2003	296,459	5.00 - 18.90	13.98

Options exercisable at March 31, 2003	121,082	$5.00 - $17.50	$9.46

The following table summarizes information about stock options outstanding as of March 31, 2003:

Range of exercise prices	Number of outstanding options	Weighted average remaining life (Years)	Weighted average exercise price of outstanding options	Number of options exercisable	Weighted average exercise price of exercisable options
$18.90	93,000	9.38	$18.90	—	$18.90
17.50	88,250	8.38	17.50	21,875	17.50
8.88	68,784	2.38	8.88	68,784	8.88
$5.00	46,425	3.38	$5.00	30,423	$5.00

12.	COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases for equipment, office and warehouse space with minimum annual rentals as follows (in thousands): 2004—$3,298; 2005—$1,568; 2006—$1,137; 2007—$935; 2008—$802 and thereafter $2,657. Some of the leases are subject to escalation.

Expenses under operating leases for continuing operations in 2003, 2002 and 2001 (in thousands) were $3,028, $2,721 and $4,013, respectively.

The Company operates a processing facility under a service agreement, which guarantees reimbursement of all of the facility’s costs including operating expenses and management fees. This lease is not considered a commitment of the Company.

The Company has commitments for routine capital expenditures of approximately $16 million, substantially all of which are expected to be incurred in fiscal 2004.

A subsidiary of the Company participated in a subsequently discontinued South African export incentive program under which a Company claim was initially approved and then subsequently disallowed. The issue is currently before the Supreme Court of South Africa. The Company believes that a settlement will be finalized in fiscal 2004 and will not have a material impact on liquidity.

The Company’s former 51.0% owned subsidiary in Greece has been notified by tax authorities of potential adjustments to its income tax returns filed in prior years. The Company’s share of the total proposed adjustments, including penalties and interest, is approximately $3.7 million. The Company believes the tax returns filed were in compliance with the applicable tax code. The proposed adjustments vary in complexity and amount. While it is not feasible to predict the precise amount or timing of each proposed adjustment, the Company believes that the ultimate disposition will not have a material adverse effect on its consolidated financial position or results of operations.

In October 2001, the Directorate General-Competition of the European Commission (the DG Comp), began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. The Company believes, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller cooperatives. The investigation is in its early stages and although fines, if any, that the DG Comp may assess on the Company’s subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

Other contingencies, consisting of guarantees, pending litigation and other claims, in the opinion of management, are not considered to be material in relation to the Company’s financial statements as a whole, liquidity or future results of operations.

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

13.	COMMON STOCK

The Company maintains a Performance Improvement Compensation Plan administered by the Compensation Committee of the Board of Directors as an incentive for designated employees. In June 1993, the Board adopted a Restricted Stock Plan (“RSP”) as a means of awarding those employees to the extent that certain performance objectives were met. The shares are issued subject to a four- to seven-year restriction period. The Company has a 401(k) savings incentive plan in the United States to which the employer contributes shares of common stock under a matching program, and a dividend reinvestment plan. Treasury stock represents shares in the Company acquired by a foreign affiliate prior to its becoming a wholly-owned subsidiary.

14.	OTHER INCOME /(EXPENSE)—NET

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Other income:
Interest	$1,002	$2,039	$2,655
Gain on asset sales and dispositions	650	256	346
Gain from officers life insurance policies	653	314	94
Rents received	815	121	131
Other	2,316	2,034	2,603

	5,436	4,764	5,829

Other expense:
Amortization		(604)	(528)
Write-offs of investment in Tanzania	—	—	(3,547)
Other	(1,264)	(864)	(2,636)

	(1,264)	(1,468)	(6,711)

	$4,172	$3,296	$(882)

15.	INCOME TAXES

a)	Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Year Ended March 31,
	2003	2002
	(In Thousands)
Deferred tax liabilities:
Depreciation	$7,249	$9,822
Capitalized interest	413	557
Income recognition in foreign subsidiaries		618
Prepaid pension assets	1,763	219
All other, net	158	98

Total deferred tax liabilities	9,583	11,314

Deferred tax assets:
NOL carried forward	3,588	2,766
Valuation allowance	(3,588)	(2,766)
Postretirement benefits other than pensions	3,750	3,670
Uniform capitalization and reserves	198	183
Other accrued liabilities	823	3,246
All other, net	—	—

Total deferred tax assets	4,771	7,099

Net deferred tax liabilities	$4,812	$4,215

b)

The net deferred tax liabilities include approximately $1,487 of current assets and $785 of current liabilities at March 31, 2003 and 2002, respectively.

The Company has provided valuation allowances on deferred tax assets for certain foreign subsidiaries based on their history of losses. Management cannot assert that there will likely be sufficient profits generated by these subsidiaries in the near future to offset these losses. The loss carryforwards which give rise to the valuation allowances will expire in 2003 and thereafter.

c)	Income tax provisions are detailed below:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Current:
Federal	$3,712	$9,708	$6,502
Foreign	20,624	16,918	9,254
State and local	349	632	618

	24,685	27,258	16,374

Deferred:
Federal	808	(528)	(2,630)
Foreign	(915)	(2,903)	1,861
State and local	(23)	(112)	121

	(130)	(3,543)	(648)

Income tax provision	$24,555	$23,715	$15,726

d)	Components of deferred taxes follow:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Tax on differences in timing of income recognition in foreign subsidiaries	$(212)	$(1,583)	$1,550
Capitalized interest	(14)	(941)	(1,588)
Depreciation	(160)	(626)	(1,292)
Other	256	(393)	682

	$(130)	$(3,543)	$(648)

e)	The provision for income taxes is determined on the basis of the jurisdiction imposing the tax liability. As some of income of foreign companies may also be currently subject to U.S. tax, the U.S. and foreign income taxes shown do not compare directly with the segregation of pretax income between domestic and foreign companies that follows:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Pretax income:
Domestic	$14,019	$21,438	$12,783
Foreign	51,527	38,852	22,815

	$65,546	$60,290	$35,598

f)	The following is a reconciliation of the income tax provision to the expense calculated at the U.S. federal statutory rate:

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Expense (benefit) at U.S. federal statutory tax rate	$22,941	$20,498	$12,103
Foreign tax losses for which there is no relief available	—	—	10
U.S. tax on foreign income	1,420
Different tax rates in foreign subsidiaries	(2,499)	3,089	2,858
Change in valuation allowance	822	(1,255)	(1,237)
Other—net	1,871	1,383	1,992

	$24,555	$23,715	$15,726

f) The Company repurchased $4.9 million (2002—$1.7 million) of Convertible Subordinated Debentures in 2003. An extraordinary gain (not material), net of income tax was recognized in 2003 and 2002. The Company repurchased $18.8 million of 8.875% Senior Notes in 2003, ($31.0 million of 8.875% Senior Notes in 2002). The 2003 extraordinary loss was not material and the extraordinary loss for the early retirement of Senior Notes in 2002 was $1.1 million.

16.	DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments as of March 31, 2003 is provided below in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Certain estimates and judgments were required to develop the fair value amounts, which are not necessarily indicative of the amounts that would be realized upon disposition, nor do they indicate the Company’s intent or ability to dispose of such instruments.

Cash and Cash Equivalents: The estimated fair value of cash and cash equivalents approximates carrying value.

Short-Term and Long-Term Debt: The fair value of the Company’s short-term borrowings, which primarily consists of bank borrowings, approximates its carrying value. The estimated fair value of long-term debt, including the current portion, is approximately $127.7 million, compared with a carrying value of $128.8 million, based on discounted cash flows for fixed-rate borrowings, with the fair value of floating-rate borrowings considered to approximate carrying value.

17.    SEGMENT INFORMATION

The Company is engaged primarily in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Geographic information for sales by country is determined by the location of the customer, however this information is not necessarily representative of the final destination of the product. Geographic information for long-lived assets by country is determined by the physical location of the assets.

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
GEOGRAPHIC AREAS
Sales:
United States	$185,811	$171,655	$247,634
Germany	132,770	106,794	126,785
United Kingdom	61,996	64,117	41,688
Japan	47,252	49,395	47,877
Italy	45,386	32,425	35,413
Turkey	20,097	39,575	82,464
Switzerland	49,107	30,669	69,256
Netherlands	17,653	17,566	25,887
Brazil	12,873	10,293	7,509
CIS	30,337	16,079	43,454
China	49,185	45,297	38,285
Other countries	341,249	358,431	301,714

	$993,716	$942,296	$1,067,966

Long-lived Assets:
United States	$36,781	$21,743
Brazil	29,887	30,810
Turkey	20,894	21,914
Malawi	14,794	13,933
Italy	13,314	6,969
United Kingdom	7,770	8,080
CIS	10,882	10,651
Other countries	26,868	20,819

	$161,190	$134,919

One tobacco customer accounted for 13%, 14% and 17% of total sales in 2003, 2002 and 2001, respectively. Another tobacco customer accounted for 13%, 14% and 11% of the total sales in 2003, 2002 and 2001, respectively. A third tobacco customer accounted for 13% of total sales in 2003 and less than 10% in 2002 and 2001.

	Year Ended March 31,
	2003	2002	2001
	(In Thousands)
Sales:
Tobacco	$804,514	$780,385	$886,738
Nontobacco	189,202	161,911	181,228

	$993,716	$942,296	$1,067,966

Interest Expense:
Tobacco	$15,922	$22,153	$33,576
Nontobacco	3,421	3,723	4,012

	$19,343	$25,876	$37,588

Depreciation and Amortization Expense:
Tobacco	$16,886	$17,250	$16,398
Nontobacco	1,995	2,044	2,326

	$18,881	$19,294	$18,724

Equity in Earnings of Affiliates:
Tobacco	$846	$(287)	$(40)
Nontobacco	(182)	(69)	(22)

	$664	$(356)	$(62)

Income Tax Expense:
Tobacco	$24,368	$23,328	$14,877
Nontobacco	187	387	849

	$24,555	$23,715	$15,726

Net Income
Tobacco	$43,966	$37,016	$20,306
Nontobacco	(2,246)	(1,878)	2,060
Discontinued operations	(3,839)	(15,341)	(1,241)

	$37,881	$19,797	$21,125

Assets:
Tobacco	$605,319	$512,862
Nontobacco	137,683	115,500
Discontinued operations	5,298	22,280

	$748,300	$650,642

Investment in Affiliates:
Tobacco	$7,421	$6,541
Nontobacco	3,121	3,028

	$10,542	$9,569

Capital Expenditures:
Tobacco	$36,223	$12,305
Nontobacco	1,080	2,470

	$37,303	$14,775

18.    BUSINESS DISPOSITIONS

In fiscal 2001, the Company traded its 51% ownership interest in its Greek subsidiary for the remaining 49% ownership in its Turkish operations. For financial statement purposes, the transaction was recorded at fair value. On the sale of its Greek net assets, the company recorded a gain of $9.3 million, which was offset by a translation adjustment loss of $8.9 million. For income tax purposes, this trade was accomplished as a tax-free exchange of assets, subject to a private letter ruling from the Internal Revenue Service of the US. The Company now owns 100% of the Turkish operation.

19.    RESTATEMENTS

During the fiscal 2002 year-end closing process, the Company discovered that the accounting records for the specialty fibers unit in Holland had been falsified by local unit management to avoid disclosure of trading losses incurred in fiscal year 2001. The Company has restated the 2001 financial statements for this error. The net effect of these misstatements amounted to$2.4 million pretax, $1.5 million, net of taxes. Because the error occurred in a unit that is being disposed of, the restatement is reflected in the results of discontinued operations for fiscal 2001.

As described in Note 1, Basis of Presentation and Restatement, the Company implemented plans to dispose of the specialty fibers unit as well as other non-core wool operations. The following summarized March 31, 2001 financial information reflects the results of the Company unit as previously reported and restated:

	2001 As Restated	2001 As Previously Reported
	(In thousands)
Net assets of discontinued operations	$24,913	$26,481
Current assets	511,360	512,928
Total assets	691,905	693,473
Total liabilities	523,226	523,226
Retained earnings	115,680	117,248
Total liabilities and stockholders equity	691,905	693,473
Income from continuing operations	19,166	19,166
Gain/(loss) from discontinued operations	(1,241)	327
Extraordinary gain	3,200	3,200

Net Income	$21,125	$22,693

	2001 As restated	2001 As previously reported
Earnings (loss) per common share
Basic:
From continuing operations	$1.46	$1.46
From discontinued operations	$(0.09)	$(0.03)
Extraordinary item	$0.24	$0.24
Net	$1.61	$1.73
Average shares outstanding	13,128	13,128
Diluted:
From continuing operations	$1.45	$1.45
From discontinued operations	$(0.08)	$0.02
Extraordinary item	$0.21	$0.21
Net	$1.58	$1.68
Average shares outstanding	15,294	15,294

20.    SUPPLEMENTAL GUARANTOR INFORMATION

Standard Commercial Corporation (the “Company”) and Standard Wool, Inc. jointly and severally, guarantee on a senior basis to each Holder and the Trustee, the full and prompt performance of Standard Commercial Tobacco Company, Inc.’s (the “Issuer”) obligations under the Indenture and the $115.0 million 8 7/8% Senior Notes Due 2005 (the “Initial Notes”), the issuance of which was closed on August 1, 1998, including the payment of the principal of and interest and additional interest, if any, on the Notes (the Company and Standard Wool, Inc. being referred to herein as “Guarantors” and the guarantees being referred to respectively as the “Parent Guarantee” and the “Standard Wool Guarantee,” and together, the “Guarantees”). The Initial Notes were exchanged for new notes (the “Exchange Notes”; together with the Initial Notes, the “Notes”) in an exchange offer upon the Issuer’s Form S-4 Registration Statement which was completed on December 31, 1998. The form and terms of the Exchange Notes are the same as the form and terms of the Initial Notes (which they replace) except that (i) the Exchange Notes registered under the Securities Act, will not bear legends restricting the transfer thereof, and (ii) the holders of the Exchange Notes will not be entitled to certain rights under the related Registration Rights Agreement by virtue of consummation of the exchange offer. In addition, all of the issued and outstanding capital stock of the Issuer and Standard Wool, Inc. is pledged by the Company to the Trustee for the benefit of the Holders of the Notes as security for the Parent Guarantee.

a)	Each of the Guarantors has fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Issuer’s obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligation of each Guarantor is limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees is a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount PRO RATA, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (“GAAP”).

Each Guarantor that makes a payment or distribution shall be entitled to a contribution from each other Guarantor in an amount PRO RATA, based on the net assets of each Guarantor, determined in accordance with GAAP. Each Guarantor may consolidate with or merge into or sell its assets to the Issuer, or with other Persons upon the terms and conditions set forth in the Indenture. In the event (A) more than 49% of the Capital Stock of Standard Wool, Inc. is sold by the Company or (B) more than 49% of the consolidated assets of Standard Wool, Inc. are sold in compliance with all of the terms of the Indenture, the Standard Wool Guarantee will be released. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and therefore such financial statements are not provided. The following supplemental combining financial statements present information regarding the Guarantors and the Issuer.

b)	Each of the Guarantors has accounted for their respective subsidiaries on the equity basis.

c)	Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

d)	Included in the balance sheets are certain related party balances among borrower, the guarantors and non-guarantors. Due to the Company’s world-wide operations, related party activity is included in most balance sheet accounts.

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$463	$54	$—	$31,872	$—	32,389
Receivables	36,625	1	—	175,416	—	212,042
Intercompany receivables	120,142	35,549	—	17,130	(172,821)	—
Inventories	48,420	—	—	236,600	—	285,020
Assets of discontinued operations	—	—	—	5,298	—	5,298
Prepaid expenses	193	—	—	2,777	—	2,970
Marketable securities	—	1	—	1,233	—	1,234

Current assets	205,843	35,605	—	470,326	(172,821)	538,953
Property, plant and equipment	35,617	—	—	125,573	—	161,190
Investment in subsidiaries	163,704	256,770	13,985	156,071	(590,530)	—
Investment in affiliates	—	—	—	10,542	—	10,542
Other noncurrent assets	950	13,990	—	22,675	—	37,615

Total assets	$406,114	$306,365	$13,985	$785,187	$(763,351)	$748,300

Liabilities
Short-term borrowings	$21,777	$—	$—	$160,326	$—	$182,103
Current portion of long-term debt	—	—	—	5,107	—	5,107
Accounts payable	14,873	7,451	—	135,061	—	157,385
Liabilities of discontinued operations	—	—		2,426	—	2,426
Intercompany payables	46,890	17,858	903	107,170	(172,821)	—
Taxes accrued	7,838	(9,154)	—	10,984	—	9,668

Current liabilities	91,378	16,155	903	421,074	(172,821)	356,689
Long-term debt	65,177	—	—	13,495	—	78,672
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,580	968	—	7,044	—	17,592
Deferred taxes	(1,480)	(428)	—	8,207	—	6,299

Total liabilities	164,655	61,746	903	449,820	(172,821)	504,303

Minority interests	—	—	—	1,872	—	1,872

Shareholders’ equity
Common stock	993	3,222	32,404	166,365	(199,762)	3,222
Additional paid-in capital	130,860	108,453	—	60,564	(191,424)	108,453
Unearned restricted stock
plan compensation	(697)	(497)	—	(1,797)	—	(2,991)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Accumulated other comprehensive income	(13,192)	(29,804)	(2,771)	(28,572)	44,535	(29,804)

Total shareholders’ equity	241,459	244,619	13,082	333,495	(590,530)	242,125

Total liabilities and equity	$406,114	$306,365	$13,985	$785,187	$(763,351)	$748,300

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

March 31, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$2,535	$79	$123	$26,263	$—	29,000
Receivables	26,665	20	—	142,665	—	169,350
Intercompany receivables	144,587	23,602	—	22,700	(190,889)	—
Inventories	49,270	—	—	191,935	—	241,205
Assets of discontinued operations	—	—	—	22,280	—	22,280
Prepaid expenses	193	—	—	7,339	—	7,532
Marketable securities	—	1	—	530	—	531

Current assets	223,250	23,702	123	413,712	(190,889)	469,898
Property, plant and equipment	19,891	—	—	115,028	—	134,919
Investment in subsidiaries	120,489	199,876	14,251	151,746	(486,362)	—
Investment in affiliates	—	—	—	9,569	—	9,569
Other assets	(952)	13,691	—	23,517	—	36,256

Total assets	$362,678	$237,269	$14,374	$713,572	$(677,251)	$650,642

Liabilities
Short-term borrowings	$11,919	$—	$—	$120,460	$—	$132,379
Current portion of long-term debt	—	—	—	10,309	—	10,309
Accounts payable	16,747	526	—	107,487	—	124,760
Liabilities of discontinued operations	—	—	—	9,372	—	9,372
Intercompany payables	42,946	1,210	1,627	145,106	(190,889)	—
Taxes accrued	14,077	(7,237)	—	4,040	—	10,880

Current liabilities	85,689	(5,501)	1,627	396,774	(190,889)	287,700
Long-term debt	84,000	—	—	12,823	—	96,823
Convertible subordinated debentures	—	49,989	—	—	—	49,989
Retirement and other benefits	9,803	897	—	9,759	—	20,459
Deferred taxes	(1,710)	(376)	—	7,086	—	5,000

Total liabilities	177,782	45,009	1,627	426,442	(190,889)	459,971
Minority interests	—	—	—	18	—	18
Shareholders’ equity Common stock	993	3,197	32,404	166,365	(199,762)	3,197
Additional paid-in capital	130,860	106,077	—	60,564	(191,424)	106,077
Unearned restricted stock plan compensation	(547)	(393)	—	(1,060)	—	(2,000)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Accumulated other comprehensive income	(22,305)	(45,183)	(9,191)	(45,183)	76,679	(45,183)

Total shareholders’ equity	184,896	192,260	12,747	287,112	(486,362)	190,653

Total liabilities and equity	$362,678	$237,269	$14,374	$713,572	$(677,251)	$650,642

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$258,228	$—	$—	$1,053,078	$(317,590)	$993,716
Cost of sales:
Materials services and supplies	216,951	—	—	924,548	(317,590)	823,909
Interest	425	—	—	14,550	—	14,975

Gross profit	40,852	—	—	113,980	—	154,832
Selling, general & administrative expenses	16,747	11,600	(2)	60,745	—	89,090
Other interest expense	7,171	3,337	—	(6,140)	—	4,368
Other income (expense) net	(377)	8,884	—	(4,335)	—	4,172

Income (loss) before taxes	16,557	(6,053)	2	55,040	—	65,546
Income taxes	5,938	(2,282)	—	20,899	—	24,555

Income (loss) after taxes	10,619	(3,771)	2	34,141	—	40,991
Minority interests	—	—	—	49	—	49
Equity in earnings of affiliates	—	—	—	664	—	664
Equity in earnings of subsidiaries	37,102	45,354	(2,248)	—	(80,208)	—

Income from continuing operations	47,721	41,583	(2,246)	34,854	(80,208)	41,704
Discontinued operations	—	(3,839)	(3,839)	(3,839)	7,678	(3,839)
Extraordinary gain (loss) due to buyback of long-term debt	(121)	137	—	—	—	16

Net income (loss)	47,600	37,881	(6,085)	31,015	(72,530)	37,881
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(3,198)	—	(506)	506	(3,198)

Retained earnings at end of period	$123,495	$167,495	$(16,551)	$136,935	(243,879)	$167,495

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended March 31, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$279,507	$—	$82	$929,168	$(266,461)	$942,296
Cost of sales:
Materials services and supplies	224,732	—	—	823,022	(266,461)	781,293
Interest	3,033	—	—	13,921	—	16,954

Gross profit	51,742	—	82	92,225	—	144,049
Selling, general & administrative expenses	15,575	5,310	151	57,097	—	78,133
Other interest expense	9,811	3,920	—	(4,809)	—	8,922
Other income (expense) net	(3,357)	9,723	(1)	(3,069)	—	3,296

Income (loss) before taxes	22,999	493	(70)	36,868	—	60,290
Income taxes	4,785	(41)	—	18,971	—	23,715

Income (loss) after taxes	18,214	534	(70)	17,897	—	36,575
Minority interests	—	—	—	—	—	—
Equity in earnings of affiliates	—	—	—	(356)	—	(356)
Equity in earnings of subsidiaries	19,349	35,685	(1,808)	—	(53,226)	—

Income from continuing operations	37,563	36,219	(1,878)	17,541	(53,226)	36,219
Discontinued operations	—	(15,341)	(15,341)	(15,341)	30,682	(15,341)
Extraordinary gain (loss) due to buyback of debt	(1,156)	(1,081)	—	—	1,156	(1,081)

Net income (loss)	36,407	19,797	(17,219)	2,200	(21,388)	19,797
Retained earnings at beginning of period	64,488	115,680	6,753	104,226	(175,467)	115,680
Common stock dividends	(25,000)	(2,665)	—	—	25,000	(2,665)

Retained earnings at end of period	$75,895	$132,812	$(10,466)	$106,426	(171,855)	$132,812

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended March 31, 2001

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$413,829	$—	$175	$918,405	$(264,443)	$1,067,966
Cost of sales:
Materials services and supplies	360,142	—	—	817,712	(264,443)	913,411
Interest	11,077	—	—	15,721	—	26,798

Gross profit	42,610	—	175	84,972	—	127,757
Selling, general & administrative expenses	13,282	4,016	224	62,965	—	80,487
Other interest expense	4,133	4,925	—	1,732	—	10,790
Other income (expense) net	610	4,730	8	(6,230)	—	(882)

Income (loss) before taxes	25,805	(4,211)	(41)	14,045	—	35,598
Income taxes	8,687	(1,540)	—	8,579	—	15,726

Income (loss) after taxes	17,118	(2,671)	(41)	5,466	—	19,872
Minority interests	—	—	—	(644)	—	(644)
Equity in earnings of affiliates	—	—	—	(62)	—	(62)
Equity in earnings of subsidiaries	2,659	21,837	2,101	—	(26,597)	—

Income from continuing operations	19,777	19,166	2,060	4,760	(26,597)	19,166
Discontinued operations	—	(1,241)	(1,241)	(1,241)	2,482	(1,241)
Extraordinary gain (loss) due to buyback of debt	—	3,200	—	—	—	3,200

Net income	19,777	21,125	819	3,519	(24,115)	21,125
Retained earnings at beginning of period	44,711	97,177	5,934	100,707	(151,352)	97,177
Common stock dividends	—	(2,622)	—	—	—	(2,622)

Retained earnings at end of period	$64,488	$115,680	$6,753	$104,226	(175,467)	$115,680

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$26,247	$7,365	$(123)	(11,223)	$—	$22,266
Cash flows from investing activities
Property, plant and equipment
—additions	(20,632)	—	—	(16,671)	—	(37,303)
—disposals	869	—	—	1,012	—	1,881
Business (acquisitions) dispositions	—	—	600	—	—	600

Cash provided by (used in) investing activities	(19,763)	—	600	(15,659)		(34,822)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	8,912	—	8,912
Repayment of long-term borrowings	—	—	—	(17,786)	—	(17,786)
Net change in short-term borrowings	9,858	—	—	39,866	—	49,724
Buyback of long-term debt	(18,953)	(4,792)	—	—	—	(23,745)
Dividends received /( paid)	—	(3,198)	—	—	—	(3,198)
Other	539	600	(600)	—	—	539

Cash provided by (used in) financing activities	(8,556)	(7,390)	(600)	30,992	—	14,446

Effect of exchange rate changes on cash	—	—	—	1,499	—	1,499

Increase (decrease) in cash for year	(2,072)	(25)	(123)	5,609	—	3,389
Cash at beginning of year	2,535	79	123	26,263	—	29,000

Cash at end of period	$463	$54	$—	$31,872	—	$32,389

Interest	$7,871	$3,337	$—	$9,973		$21,181
Income taxes	11,873	—	—	11,449		23,322

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$25,637	$7,959	$79	38,883	$—	$72,558
Cash flows from investing activities
Property, plant and equipment
—additions	(3,247)	—	—	(11,528)	—	(14,775)
—disposals	8	—	—	932	—	940
Business (acquisitions) dispositions	—	—	—	164	—	164

Cash provided by (used in) investing activities	(3,239)	—	—	(10,432)		(13,671)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	9,615	—	9,615
Repayment of long-term borrowings	—	(3,593)	—	(19,222)	—	(22,815)
Net change in short-term borrowings	11,264	(34)	—	(30,453)	—	(19,223)
Buyback of debt	(32,156)	(1,588)	—	—	—	(33,744)
Dividends received /( paid)	—	(2,665)	—	—	—	(2,665)
Other	481	—	—	—	—	481

Cash provided by (used in) financing activities	(20,411)	(7,880)	—	(40,060)	—	(68,351)

Effect of exchange rate changes on cash	—	—	—	191	—	191

Increase (decrease) in cash for year	1,987	79	79	(11,418)	—	(9,273)
Cash at beginning of year	548	—	44	37,681	—	38,273

Cash at end of year	$2,535	$79	$123	$26,263	—	$29,000

Interest	$10,522	$3,920	$—	$10,112		$24,554
Income taxes	6,986	708	—	13,994		21,688

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2001

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$12,853	$16,683	$2	95,285	$—	$124,823
Cash flows from investing activities
Property, plant and equipment
—additions	(1,321)	—	—	(15,477)	—	(16,798)
—disposals	14	—	—	2,963	—	2,977
Business (acquisitions) dispositions	(163)	—	—	(394)	—	(557)

Cash provided by (used in) investing activities	(1,470)	—	—	(12,908)		(14,378)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	15,671	—	15,671
Repayment of long-term borrowings	(3,358)	—	—	(13,016)	—	(16,374)
Net change in short-term borrowings	(9,555)	(33)	—	(83,692)	—	(93,280)
Buyback of debt	—	(14,148)	—	—	—	(14,148)
Dividends received /( paid)	—	(2,622)	—	—	—	(2,622)
Other	1,266	—	—	—	—	1,266

Cash provided by (used in) financing activities	(11,647)	(16,803)	—	(81,037)	—	(109,487)

Effect of exchange rate changes on cash	—	—	—	(895)	—	(895)

Increase (decrease) in cash for year	(264)	(120)	2	445	—	63
Cash at beginning of year	812	120	42	37,236	—	38,210

Cash at end of year	$548	$—	$44	$37,681	—	$38,273

Interest	$10,533	$4,644	$—	$17,425		$32,602
Income taxes	6,261	(189)	—	10,927		16,999

QUARTERLY FINANCIAL DATA (UNAUDITED)

The purchasing and processing of tobacco and wool are dependent on agricultural cycles and are seasonal in nature. These cycles and this seasonality, together with the timing of shipments and the variations in the mix of sales, causes quarterly fluctuations in financial results. Quarterly results, dividends and stock prices for the years ended March 31, 2003 and 2002 follow:

		June 30	Sep 30	Dec 31	March 31	Year
		In thousands, except share data
2003	Sales	$198,196	$239,444	$262,990	$293,086	$993,716
	Gross profit	31,480	43,910	38,781	40,661	154,832
	Income from continuing operations	5,562	15,292	12,054	8,796	41,704
	Discontinued operations	(923)	(212)	(1,287)	(1,417)	(3,839)
	Net income	4,744	15,122	10,637	7,378	37,881
	Earnings per share—basic	0.35	1.12	0.79	0.55	2.81
	—diluted	0.35	1.04	0.74	0.53	2.66
	Dividends per share	0.05	0.0625	0.0625	0.0625	0.2375
	Market price per share—high	22.44	23.00	18.33	18.00	23.00
	—low	18.06	16.74	14.75	15.69	14.75

2002	Sales	$211,107	$236,702	$235,019	$259,468	$942,296
	Gross profit	25,954	42,106	31,778	44,211	144,049
	Income from continuing operations	3,751	13,347	6,171	12,950	36,219
	Discontinued operations	(661)	(969)	(530)	(13,181)	(15,341)
	Net Income	3,090	12,361	5,653	(1,307)	19,797
	Earnings per share—basic	0.23	0.93	0.42	(0.10)	1.49
	—diluted	0.23	0.86	0.41	(0.05)	1.47
	Dividends per share	0.05	0.05	0.05	0.05	0.20
	Market price per share—high	18.50	19.84	21.09	19.79	21.09
	—low	10.75	14.13	19.70	15.96	10.75

Standard’s common stock is traded on the New York Stock Exchange under the symbol STW. Market prices shown are the high and low closing prices as reported by the NYSE. At June 12, 2003 there were 544 shareholders of record.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

At March 31, 2003, our executive officers and key employees were as follows:

Name	Age	Positions
Robert E. Harrison	49	President and Chief Executive Officer
Alfred F. Rehm	54	President—Tobacco Division
Paul H. Bicqué (Note 1)	59	Managing Director—Wool Division
Henry C. Babb	58	Vice President—Public Affairs, General Counsel and Secretary
Ery W. Kehaya, II	51	Vice President and Chief Information Officer
Michael K. McDaniel	53	Vice President-Human Resources
Robert A. Sheets	48	Vice President and Chief Financial Officer
Keith H. Merrick	48	Vice President and Treasurer
Hampton R. Poole, Jr.	51	Vice President and Controller
Timothy S. Price	44	Vice President—Business Planning and Development
Krishnamurthy Rangarajan	60	Vice President and Assistant Secretary

(Note 1) Mr. Bicqué resigned his position effective April 30, 2003.

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

Alfred F. Rehm was appointed Tobacco Division President in April 1998. He had been Vice President—Sales of our Tobacco Division since February 1995. He joined in 1978 and his 33-year career in the tobacco industry includes experience in all phases of the leaf department.

Paul H. Bicqué has served as Managing Director of our Wool Division since December 1995. From 1992 to December 1995, he served as a Commercial Director of our Wool Division

Henry C. Babb joined us in December 1997 as Vice President—Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining us, Mr. Babb practiced law for 28 years, including 27 years as a partner with a law firm in Wilson, North Carolina.

Ery W. Kehaya, II was appointed Vice President and Chief Information Officer in 2002. Prior to that, he was Vice President and Regional Manager—North America in our Tobacco Division. Prior to that, he had been named Tobacco Division Vice President—Operations in 1995 and Sales Director in 1993, and has been a Corporate Vice President since 1992.

Michael K. McDaniel joined as Director—Human Resources in November 1996 and was elected Vice President—Human Resources in June 1997. From 1995 to November 1996 he was a partner in a human resources consulting firm, and from 1978 to 1995 he was Director of Human Resources and Organizational Development for the City of Wilson, North Carolina.

Robert A. Sheets was appointed Vice President and Chief Financial Officer in April 1998. He joined us in October 1995 as Assistant Controller. His previous experience included 10 years in the foods and international tobacco divisions at RJR Nabisco. Mr. Sheets is a Certified Public Accountant.

Keith H. Merrick has served as our Treasurer since 1993 and was elected a Vice President in 1996. Prior to joining, he was employed as a Vice President of First Union National Bank of North Carolina.

Hampton R. Poole, Jr. was appointed Vice President in 1996 and has served as our Controller since 1993. He joined in 1984 and is a Certified Public Accountant.

Timothy S. Price was appointed Vice President—Business Planning and Development in June 1998. He had been Financial Director of our Wool Division since December 1995. Previously, he served as Vice President and Controller of W. A. Adams Company from the time it was acquired by us in June 1992. Mr. Price is a Certified Public Accountant.

Krishnamurthy Rangarajan was hired in 1978 after qualifying as a Chartered Accountant. He was elected a Vice President in 1988 after being named Assistant Vice President in 1986 and Chief Accountant in 1981.

The information required by this item regarding our directors is included under the heading “Information About Nominees and Other Directors” in our proxy statement related to the 2003 Annual Meeting of Shareholders currently scheduled to be held on August 12, 2003, which we will file with the SEC within 120 days of the end of our fiscal year.

The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, incorporated by reference to the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2003 proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is contained in our 2003 proxy statement under the headings “Executive Compensation,” “Non-employee Directors’ Compensation”, “Compensation Committee Report” and “Performance Graph” and is incorporated herein by reference. Pursuant to Instruction 9 to Item 402 of Regulation S-K, the information contained under the headings “Compensation Committee Report” and “Performance Graph” shall not be deemed filed as part of this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to ownership of our common stock by our directors, officers and others is contained in our 2003 proxy statement under the heading “Principal Shareholders” and is incorporated herein by reference.

The following table provides information as of March 31, 2003 on all of our equity compensation plans that currently are in effect.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders:
Performance Improvement Compensation Plan
Restricted Stock	245,931	Not Applicable	-0-
Nonqualified Stock Options	70,065	$6.31
2001 Performance Improvement Compensation Plan
Restricted Stock	119,638	Not Applicable	545,706
Non-Qualified Stock Options	181,250	$18.22
Equity compensation plans not approved by our shareholders:
Non-Qualified Stock Option Agreement with Robert E. Harrison	45,144	$8.875	-0-

Total	662,028		545,706

The Performance Improvement Compensation Plan was approved by our shareholders in 1992 and as of August 14, 2001, no new awards may be made under this plan. The 2001 Performance Improvement Compensation Plan was approved by our shareholders in August 2001.

The Non-Qualified Stock Option Agreement between Robert E. Harrison and us has not been approved by our shareholders. The following is a summary of the terms of Mr. Harrison’s agreement.

On December 15, 1998, we entered into a Non-Qualified Stock Option Agreement with Robert E. Harrison, our President and Chief Executive Officer, in which we granted him an option to purchase 45,144 shares of our common stock with an exercise price of $8.875 per share. The option was subject to a four-year vesting schedule and is fully vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in our 2003 proxy statement under the heading “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements:

The following statements are filed under Item 8 of this report:

Independent Auditor’s Report
Company Report on Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

		(i) Schedule II—Valuation and Qualifying Accounts	F-1

(ii) All other schedules are omitted because they are either not applicable or the required information is included in the data included in Item 8 and incorporated herein by reference.

(b)	Reports on Form 8-K.

During the three months ended March 31, 2003, we filed the following current reports on Form 8-K:

Form 8-K filed on February 24, 2003 to report the adoption of an amendment to our Shareholder Protection Rights Agreement.

(c)	The following exhibits are filed as part of this report:

Incorporated by Reference To
Exhibit No.	Description	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

3.1	Restated Articles of Incorporation of Standard Commercial Corporation, as amended on September 26, 1994.	10-Q	11/21/94	3(i)

3.2	Bylaws of Standard Commercial Corporation.	10-K	7/14/94	3(ii)

4.1	Shareholder Protection Rights Agreement.	8-K	4/05/94	4

4.2	Master Facilities Agreement dated May 5, 1995 among Standard Commercial Corporation, certain of its subsidiaries, Deutsche Bank A.G. and other banks.	10-K	6/29/95	4(ii)

4.3	Second Supplemental Agreement dated July 16, 1996 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	11/05/96	4(iii)

4.4	Third Supplemental Agreement dated August 1, 1997 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	11/13/97	4(i)

4.5	Fourth Supplemental Agreement dated May 18, 1999 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	8/11/99	4(i)

		Incorporated by Reference To
Exhibit No.	Description	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

4.6	Fifth Supplemental Agreement dated May 15, 2000 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	8/08/00	4(i)

4.7	Sixth Supplemental Agreement dated June 7, 2001 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	8/08/01	4(i)

4.8	Seventh Supplemental Agreement dated August 26, 2002 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10Q	11/12/02	4(i)

4.9	Amendment No. 1, dated February 21, 2003, to Shareholder Rights Protection Agreement	8-K	2/24/03	4.1

10.1	Performance Improvement Compensation Plan.	10-K	6/93	10

10.2	Agreement dated as of March 24, 1997 between Standard Commercial Corporation and Robert E. Harrison.	S-3	3/24/97	10.3

10.3	Agreement dated as of December 1997 between Standard Commercial Corporation and Henry C. Babb.	10-K	6/25/99	10.3

10.4	Agreement dated as of August 1998 between Standard Commercial Corporation and Paul H. Bique.	10-K	6/25/99	10.4

10.5	2001 Performance Improvement Compensation Plan.	Proxy Statement	7/16/01	Appendix B

10.6	Agreement dated as of March 1999 between Standard Commercial Corporation and Robert A. Sheets.	10-K	06/27 /02	10.6

11	Computation of Earnings per Common Share.				X

21	Subsidiaries of the registrant.				X

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.				X

99	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Standard Commercial Corporation Corporate Governance Guidelines as adopted by the Board of Directors on June 11, 2003.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD COMMERCIAL CORPORATION

	By:	/s/ Robert E. Harrison
June 11, 2003		Robert E. Harrison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 11, 2003 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Robert E. Harrison Robert E. Harrison	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert A. Sheets Robert A. Sheets	Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ J. Alec G. Murray J. Alec G. Murray	Chairman of the Board of Directors

/s/ William S. Barrack, Jr. William S. Barrack, Jr.	Director

/s/ Mark W. Kehaya Mark W. Kehaya	Director

/s/ B. Clyde Preslar B. Clyde Preslar	Director

/s/ William S. Sheridan William S. Sheridan	Director

/s/ Daniel M. Sullivan Daniel M. Sullivan	Director

/s/ William A. Ziegler William A. Ziegler	Director

CERTIFICATION

I, Robert E. Harrison, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Commercial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003	By:	/s/ Robert E. Harrison
Robert E. Harrison President and Chief Executive Officer

CERTIFICATION

I, Robert A. Sheets, certify that:

1.	I have reviewed this annual report on Form 10-K of Standard Commercial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003	By:	/s/ Robert A. Sheets
Robert A. Sheets Chief Financial Officer

STANDARD COMMERCIAL CORPORATION

FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2001
Deducted from asset accounts
Allowance for doubtful accounts	$6,566,109	$2,840,928	$—	$3,260,644	$6,146,393
Inventory	12,010,573	4,340,248	—	2,890,735	13,460,086

Total	$18,576,682	$7,181,176	$—	$6,151,379	$19,606,479

Year ended March 31, 2002
Deducted from asset accounts
Allowance for doubtful accounts	$6,146,393	$1,505,717	$—	$2,055,041	$5,597,069
Inventory	13,460,086	553,340	—	4,033,426	9,980,000

Total	$19,606,479	$2,059,057	$—	$6,088,467	$15,577,069

Year ended March 31, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$5,597,069	$469,220	$—	$1,695,803	$4,370,486
Inventory	9,980,000	3,370,879	—	2,452,998	10,897,881

Total	$15,577,069	$3,840,099	$—	$4,148,801	$15,268,367

F-1