Form 10-Q
period 2003-06-30
STANDARD COMMERCIAL CORP
filed 2003-08-08
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

Commission file number 1-9875

[STANDARD LOGO]

STANDARD COMMERCIAL CORPORATION

Incorporated under the laws of North Carolina	I.R.S. Employer Identification No. 13-1337610

2201 Miller Road, Wilson, North Carolina 27893

Telephone Number 252-291-5507

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) had been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

On August 1, 2003 the registrant had outstanding 13,621,440 shares of Common Stock ($.20 par value).

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30		March 31 2003
	2003	2002
	(unaudited)
ASSETS
Cash	$19,260	$24,980	$32,389
Receivables	223,862	167,277	212,042
Inventories	334,440	293,230	285,020
Assets of discontinued operations	2,038	16,604	5,298
Prepaid expenses	6,400	6,495	2,970
Marketable securities	1,237	1,032	1,234

Current assets	587,237	509,618	538,953

Property, plant and equipment	167,384	150,218	161,190
Investment in affiliates	10,944	9,651	10,542
Goodwill	11,289	11,245	11,289
Other assets	37,532	28,298	26,326

Total assets	$814,386	$709,030	$748,300

LIABILITIES
Short-term borrowings	$223,520	$164,611	$182,103
Current portion of long-term debt	6,734	10,289	5,107
Accounts payable and accrued liabilities	165,489	143,633	157,385
Liabilities of discontinued operations	1,902	5,635	2,426
Taxes accrued	11,160	9,808	9,668

Current liabilities	408,805	333,976	356,689

Long-term debt	80,689	97,731	78,672
Convertible subordinated debentures	45,051	47,129	45,051
Retirement and other benefits	18,437	20,989	17,592
Deferred income taxes	6,091	5,206	6,299

Total liabilities	559,073	505,031	504,303

MINORITY INTERESTS	1,951	30	1,872

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000
Issued none
Common stock, $0.20 par value; authorized shares 100,000,000
Issued 16,236,170 (June 02—15,986,670; Mar 03—16,110,750)	3,247	3,197	3,222
Additional paid-in capital	110,597	106,090	108,453
Unearned restricted stock plan compensation	(4,885)	(1,815)	(2,991)
Treasury shares, 2,617,707	(4,250)	(4,250)	(4,250)
Retained earnings	173,256	136,888	167,495
Accumulated other comprehensive income	(24,603)	(36,141)	(29,804)

Total shareholders’ equity	253,362	203,969	242,125

Total liabilities and shareholders’ equity	$814,386	$709,030	$748,300

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Three months ended June 30
	2003	2002
Sales—tobacco	$174,088	$153,189
—nontobacco	42,582	45,007

Total sales	216,670	198,196

Cost of sales
—Materials, services and supplies	178,908	163,363
—Interest	3,618	3,353

Gross profit	34,144	31,480
Selling, general and administrative expenses	22,058	19,396
Other interest expense	1,138	1,272
Other income (expense)—net	439	865

Income before taxes	11,387	11,677
Income taxes	4,659	6,042

Income after taxes	6,728	5,635
Minority interests	68	—
Equity in earnings of affiliates	138	(73)

Income from continuing operations	6,934	5,562
Loss from discontinued operations, net of tax	(322)	(923)
Extraordinary gain due to buyback of debt, net of tax	—	105

Net income	6,612	4,744
Retained earnings at beginning of period	167,495	132,812
Common stock dividends	(851)	(668)

Retained earnings at end of period	$173,256	$136,888

Earnings per common share
Basic:
From continuing operations	$0.51	$0.42
From discontinued operations	(0.02)	(0.07)
Extraordinary item	0.00	0.00
Net	$0.49	$0.35
Average shares outstanding	13,537	13,370
Diluted:
From continuing operations	$0.49	$0.41
Extraordinary item	0.00	0.00
From discontinued operations	(0.02)	(0.06)
Net	$0.47	$0.35
Average shares outstanding	15,131	15,061
Dividend declared per common share	$0.0625	$0.05

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands; unaudited)

	Three months ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$6,612	$4,744
Depreciation and amortization	5,036	4,688
Minority interest	(68)	—
Deferred income taxes	(208)	206
Undistributed earnings of affiliates net of dividends received	(32)	73
(Gain)/loss on buyback of debt	—	(105)
(Gain)/loss on disposition of fixed assets	(48)	25
Other	812	742

	12,104	10,373
Net changes in working capital other than cash
Receivables	(20,016)	5,577
Inventories	(42,030)	(44,147)
Current payables	(2,934)	8,329
Discontinued operations	1,701	1,939

CASH USED FOR OPERATING ACTIVITIES	(51,175)	(17,929)

CASH FLOWS FROM INVESTING ACTIVITIES

Property, plant and equipment—additions	(8,513)	(16,762)
—dispositions	99	113
Business dispositions	1,033	—

CASH USED FOR INVESTING ACTIVITIES	(7,381)	(16,649)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings	41,418	32,232
Proceeds from long-term borrowings	6,836	4,496
Repayment of long-term borrowings	(3,650)	(4,188)
Buyback of debt	—	(2,754)
Other	113	—

CASH PROVIDED BY FINANCING ACTIVITIES	44,717	29,786

Effect of exchange rate changes on cash	710	772

Decrease in cash for period	(13,129)	(4,020)
Cash at beginning of period	32,389	29,000

CASH AT END OF PERIOD	$19,260	$24,980

Cash payments for—interest	$2,999	$2,654
—income taxes	$6,336	$7,271

The accompanying notes are an integral part of these financial statements.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 2003. Because of the nature of the Company’s businesses, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	INVENTORIES

	June 30		March 31 2003
(In thousands)	2003	2002
Tobacco	$265,451	$241,436	$216,272
Nontobacco	68,989	51,794	68,748

Total	$334,440	$293,230	$285,020

3.	COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	June 30
(In thousands)	2003	2002
Net income	$6,612	$4,744
Other comprehensive income:
Translation adjustment	5,397	8,825
Derivative financial instruments	(196)	217

Total comprehensive income	$11,813	$13,786

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No.128. The diluted earnings per share include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were further increased by the employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

5.	STOCK-BASED COMPENSATION

The Company accounts for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three months ended June 30
	2003	2002
Net income (in thousands):
As reported	$6,612	$4,744
Pro forma	$6,562	$4,715

Diluted	$7,151	$5,308
Pro forma	$7,101	$5,279

Basic earnings per share:
As reported	$0.49	$0.35
Pro forma	$0.48	$0.35

Diluted earnings per share:
As reported	$0.47	$0.35
Pro forma	$0.47	$0.35

6.	SEGMENT INFORMATION

The Company is engaged in purchasing, processing and selling leaf tobacco and wool. Its activities other than these are minimal. Segment revenue and net income were as follows:

	Three months ended June 30
(In thousands)	2003	2002
Sales
Tobacco	$174,088	$153,189
Nontobacco	42,582	45,007

	$216,670	$198,196

Net income
Tobacco	$8,884	$6,518
Nontobacco	(2,272)	(1,774)

	$6,612	$4,744

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at June 30, 2003 was $28.4 million with a notional value of $27.7 million.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

In accordance with SFAS No. 142, goodwill was tested for impairment as of the beginning of the year in which the statement was adopted in its entirety. SFAS No. 142 allowed six months from the date the statement was initially applied to complete the first step of the transitional goodwill impairment test. During the second quarter of 2003, the Company completed the process of performing the first step of the transitional goodwill impairment test as of April 1, 2002, and as a result of the test performed, management believes that goodwill was not impaired as of April 1, 2002.

SFAS No. 142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income. There was no impairment identified at September 30, 2002, nor any events or changes in circumstance which would indicate an impairment as of June 30, 2003.

GOODWILL (In thousands)	Tobacco	Wool	Total
At April 1, 2003 and June 30, 2003	$9,003	$2,286	$11,289

INTANGIBLES (In thousands)	Tobacco	Wool	Total
At April 1, 2003	$2,614	—	$2,614
Less amortized	297	—	297

Balance as of June 30, 2003	$2,317	—	$2,317

9.	DISCONTINUED OPERATIONS

During the last quarter of fiscal 2002 the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. By June 30, 2003 the sale of the Companies in South Africa and New Zealand and the trade assets of Argentina and specialty fibers units had been completed. The remaining assets are being liquidated subject to the various legal requirements of the jurisdictions involved and the Company currently believes these transactions will be finalized by March 31, 2004.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Revenues and the assets and liabilities for these units, other than debt guaranteed by the Company are as follows:

	June 30
(In thousands)	2003	2002
Revenues	$—	$9,932

	June 30		March 31 2003
(In thousands)	2003	2002
Receivables	$798	$8,012	$2,001
Inventory	—	7,169	135
Other assets	1,240	1,423	3,162

Assets	2,038	16,604	$5,298
Accounts payables and other liabilities	1,902	5,635	2,426

Net assets available for sale	$136	$10,969	$2,872

Debt guaranteed by the Company (not included in discontinued operations)	$1,797	$12,153	$8,600

10.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company will follow Accounting Principles Board (“APB”) No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement relating to the rescission of Statement 4 were effective April 1, 2003, and the provisions relating to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s June 30, 2003 quarterly results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities, and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). This statement also establishes that fair value is the objective for initial measurement of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 as of the effective date, and it has had no material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation 34. FIN 45 clarifies the requirements of FASB Statement 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. FIN 45 was effective for any guarantees issued or modified after December 31, 2002 and its disclosure requirements were effective for the Company as of December 31, 2002. There was no material impact on the Company upon adoption of FIN 45.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on the reported results. This statement requires that companies having a year-end after December 31, 2002 follow the prescribed format and provide additional disclosures in their annual reports. The Company is following the guidance prescribed in SFAS No. 148 for its June 30, 2003 consolidated financial statements.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation must be applied immediately to variable interest entities created or obtained after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 did not have any impact on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s consolidated financial position or results of operations might be adversely impacted.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.

11.	SENIOR NOTES

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

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEETS

June 30, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$2,098	$52	$—	$17,110	$—	19,260
Receivables	18,211	—	—	205,651	—	223,862
Intercompany receivables	101,339	18,228	—	37,570	(157,137)	—
Inventories	58,258	—	—	276,182	—	334,440
Assets of discontinued operations	—	—	—	2,038	—	2,038
Prepaid expenses	1,740	—	—	4,660	—	6,400
Marketable securities	—	1	—	1,236	—	1,237

Current assets	181,646	18,281	—	544,447	(157,137)	587,237

Property, plant and equipment	37,730	—	—	129,654	—	167,384
Investment in subsidiaries	174,818	269,964	14,045	154,840	(613,667)	—
Investment in affiliates	—	—	—	10,944	—	10,944
Other noncurrent assets	918	13,694	—	34,209	—	48,821

Total assets	$395,112	$301,939	$14,045	$874,094	$(770,804)	$814,386

Liabilities
Short-term borrowings	$17,384	$—	$—	$206,136	$—	$223,520
Current portion of long-term debt	—	—	—	6,734	—	6,734
Accounts payable and accrued liabilities	12,237	9,113	—	144,139	—	165,489
Liabilities of discontinued operations	—	—		1,902	—	1,902
Intercompany payable	29,701	1,032	903	125,501	(157,137)	—
Taxes accrued	8,498	(11,362)	—	14,024	—	11,160

Current liabilities	67,820	(1,217)	903	498,436	(157,137)	408,805

Long-term debt	65,177	—	—	15,512	—	80,689
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,616	994	—	7,827	—	18,437
Deferred income taxes	(1,480)	(428)	—	7,999	—	6,091

Total liabilities	141,133	44,400	903	529,774	(157,137)	559,073

Minority interests	—	—	—	1,951	—	1,951

Shareholders’ equity
Common stock	993	3,247	32,404	166,365	(199,762)	3,247
Additional paid-in capital	130,860	110,597	—	60,564	(191,424)	110,597
Unearned restricted stock plan compensation	(1,120)	(708)	—	(3,057)	—	(4,885)
Treasury shares	—	(4,250)	—	—	—	(4,250)
Retained earnings	133,761	173,256	(18,823)	143,957	(258,895)	173,256
Accumulated other comprehensive income	(10,515)	(24,603)	(439)	(25,460)	36,414	(24,603)

Total shareholders’ equity	253,979	257,539	13,142	342,369	(613,667)	253,362

Total liabilities and shareholders’ equity	$395,112	$301,939	$14,045	$874,094	$(770,804)	$814,386

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENTS OF INCOME AND RETAINED EARNINGS

Three months ended June 30, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$33,503	$—	$—	$274,083	$(90,916)	$216,670
Cost of sales:
Materials services and supplies	27,663	—	—	242,161	(90,916)	178,908
Interest	95	—	—	3,523	—	3,618

Gross profit	5,745	—	—	28,399	—	34,144
Selling, general & administrative expenses	4,100	1,334	—	16,624	—	22,058
Other interest expense	1,396	814	—	(1,072)	—	1,138
Other income (expense) net	1,317	(79)	—	(799)	—	439

Income (loss) before taxes	1,566	(2,227)	—	12,048	—	11,387
Income taxes	595	(846)	—	4,910	—	4,659

Income (loss) after taxes	971	(1,381)	—	7,138	—	6,728
Minority interests	—	—	—	68	—	68
Equity in earnings of affiliates	—	—	—	138	—	138
Equity in earnings of subsidiaries	9,295	8,315	(1,950)	—	(15,660)	—

Income from continuing operations	10,266	6,934	(1,950)	7,344	(15,660)	6,934
Discontinued operations	—	(322)	(322)	(322)	644	(322)

Net income (loss)	10,266	6,612	(2,272)	7,022	(15,016)	6,612
Retained earnings at beginning of period	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	—	(851)	—	—	—	(851)

Retained earnings at end of period	$133,761	$173,256	$(18,823)	$143,957	(258,895)	$173,256

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three months ended June 30, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$9,070	$(2)	$—	(60,243)	$—	$(51,175)

Cash flows from investing activities
Property, plant and equipment
—additions	(3,155)	—	—	(5,358)	—	(8,513)
—disposals	—	—	—	99	—	99
Business (acquisitions) dispositions	—	—	—	1,033	—	1,033

Cash used for investing activities	(3,155)	—	—	(4,226)		(7,381)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	6,836	—	6,836
Repayment of long-term borrowings	—	—	—	(3,650)	—	(3,650)
Net change in short-term borrowings	(4,393)	—	—	45,811	—	41,418
Other	113	—	—	—	—	113

Cash provided by (used in) financing activities	(4,280)	—	—	48,997	—	44,717

Effect of exchange rate changes on cash	—	—	—	710	—	710

Increase (decrease) in cash for year	1,635	(2)	—	(14,762)	—	(13,129)
Cash at beginning of year	463	54	—	31,872	—	32,389

Cash at end of period	$2,098	$52	$—	$17,110	—	$19,260

Interest	$137	$—	$—	$2,862		$2,999
Income taxes	—	1,300	—	5,036		6,336

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEETS

June 30, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$3,280	$—	$—	$21,700	$—	24,980
Receivables	15,842	18	—	151,417	—	167,277
Intercompany receivables	149,240	34,730	—	10,698	(194,668)	—
Inventories	57,517	—	—	235,713	—	293,230
Assets of discontinued operations	—	—	—	16,604	—	16,604
Prepaids expenses	2,204	—	—	4,291	—	6,495
Marketable securities	—	1	—	1,031	—	1,032

Current assets	228,083	34,749	—	441,454	(194,668)	509,618

Property, plant and equipment	33,303	—	—	116,915	—	150,218
Investment in subsidiaries	127,819	214,327	16,045	153,214	(511,405)	—
Investment in affiliates	—	—	—	9,651	—	9,651
Other noncurrent assets	(1,108)	14,442	—	26,209	—	39,543

Total assets	$388,097	$263,518	$16,045	$747,443	$(706,073)	$709,030

Liabilities
Short-term borrowings	$24,140	$94	$—	$140,377	$—	$164,611
Current portion of long-term debt	—	—	—	10,289	—	10,289
Accounts payable and accrued liabilities	17,780	1,878	—	123,975	—	143,633
Liabilities of discontinued operations	—	—		5,635	—	5,635
Intercompany accounts payable	41,170	19,311	1,505	132,682	(194,668)	—
Taxes accrued	15,296	(10,886)	—	5,398	—	9,808

Current liabilities	98,386	10,397	1,505	418,356	(194,668)	333,976

Long-term debt	84,000	—	—	13,731	—	97,731
Convertible subordinated debentures	—	47,129	—	—	—	47,129
Retirement and other benefits	9,864	938	—	10,187	—	20,989
Deferred income taxes	(1,710)	(376)	—	7,292	—	5,206

Total liabilities	190,540	58,088	1,505	449,566	(194,668)	505,031

Minority interests	—	—	—	30	—	30

Shareholders’ equity
Common stock	993	3,197	32,404	166,374	(199,771)	3,197
Additional paid-in capital	130,860	106,090	—	60,564	(191,424)	106,090
Unearned restricted stock plan compensation	(485)	(354)	—	(976)	—	(1,815)
Treasury shares	—	(4,250)	—	—	—	(4,250)
Retained earnings	83,799	136,888	(12,241)	108,746	(180,304)	136,888
Accumulated other comprehensive income	(17,610)	(36,141)	(5,623)	(36,861)	60,094	(36,141)

Total shareholders’ equity	197,557	205,430	14,540	297,847	(511,405)	203,969

Total liabilities and shareholders’ equity	$388,097	$263,518	$16,045	$747,443	$(706,073)	$709,030

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENTS OF INCOME AND RETAINED EARNINGS

Three months ended June 30, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$34,150	$—	$—	$236,907	$(72,861)	$198,196
Cost of sales:
Materials, services and supplies	26,754	—	—	209,470	(72,861)	163,363
Interest	48	—	—	3,305	—	3,353

Gross profit	7,348	—	—	24,132	—	31,480
Selling, general and administrative expenses	2,354	1,340	1	15,701	—	19,396
Other interest expense	1,864	877	—	(1,469)	—	1,272
Other income (expense)—net	1,955	(40)	—	(1,050)	—	865

Income (loss) before taxes	5,085	(2,257)	(1)	8,850	—	11,677
Income taxes	1,729	(767)	—	5,080	—	6,042

Income (loss) after taxes	3,356	(1,490)	(1)	3,770	—	5,635
Equity in earnings of affiliates	—	—	—	(73)	—	(73)
Equity in earnings of subsidiaries	4,548	7,052	(851)	—	(10,749)	—

Income from continuing operations	7,904	5,562	(852)	3,697	(10,749)	5,562
Discontinued operations	—	(923)	(923)	(923)	1,846	(923)
Extraordinary gain due to buyback of long-term debt	—	105	—	—	—	105

Net income	7,904	4,744	(1,775)	2,774	(8,903)	4,744
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(668)	—	(454)	454	(668)

Retained earnings at end of period	$83,799	$136,888	$(12,241)	$108,746	(180,304)	$136,888

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS

Three months ended June 30, 2002

(In thousands.)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$2,861	$2,581	$(123)	(23,248)	$—	$(17,929)
Cash flows from investing activities
Property, plant and equipment
—additions	(14,336)	—	—	(2,426)	—	(16,762)
—disposals	—	—	—	113	—	113

Cash provided by (used in) investing activities	(14,336)	—	—	(2,313)		(16,649)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	4,496	—	4,496
Repayment of long-term borrowings	—	—	—	(4,188)	—	(4,188)
Net change in short-term borrowings	12,220	94	—	19,918	—	32,232
Buyback of long-term debt	—	(2,754)	—	—	—	(2,754)

Cash provided by (used in) financing activities	12,220	(2,660)	—	20,226	—	29,786

Effect of exchange rate changes on cash	—	—	—	772	—	772

Increase (decrease) in cash for period	745	(79)	(123)	(4,563)	—	(4,020)
Cash at beginning of period	2,535	79	123	26,263	—	29,000

Cash at end of period	$3,280	$—	$—	$21,700	—	$24,980

Interest	$69	$—	$—	$2,585		$2,654
Income taxes	510	2,936	—	3,825		7,271

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales of $217 million for the quarter ended June 30, 2003 were 9% higher than the $198 million a year earlier. Sales for the tobacco division were up 14% from the corresponding prior year period sales of $153 million. Volumes and the average sales value per kilo were up 13% and 2% respectively. Increase in volume was mainly due to increased shipments from Argentina, Turkey, Thailand, India and Kenya. The increase in average sales price per kilo was due to sales mix. Wool sales of $43 million were 5% lower than a year earlier, as the average sales price per kilo increased by 22% but the volumes were down by 24%. This was primarily due to extremely difficult trading conditions for woolen tops used in worsted/woven sectors and slow down in Australian combing and greasy wool operations due to lower demand from China. Demand in the carpet sector has been relatively steady.

Consolidated gross profit for the quarter of $34.1 million was an increase of 8% over the corresponding prior year quarter. This was mainly due to tobacco division performance. Gross margins of the tobacco division and the consolidated group were essentially level with the corresponding period in 2002. The wool division’s gross profits and margins were over 50% lower than the corresponding prior year period, due primarily to decreased volumes. Selling, general and administrative expenses increased due to normal inflationary increases, higher personnel expenses and the effect of a weak dollar against other currencies in which certain expenses were incurred.

The effective tax rate was 41% in the current quarter versus 52% in the June 2002 quarter. This was mainly due to the payment of with-holding taxes on dividends from subsidiary companies during June 2002 quarter.

Income from continuing operations for the current quarter was $6.9 million, or $0.51 per share, versus $5.6 million, or $0.42 per share, for the June 2002 quarter. The basic average shares outstanding increased from 13,370,000 in 2002 to 13,537,000 in 2003. Net income for the current period was $6.6 million or $0.49 per share versus $4.7 million or $0.35 per share in the prior year period. The diluted net earnings per share increased to $0.47 per share from $0.35 per share.

Liquidity and Capital Resources

Working capital at June 30, 2003 was $178.4 million, an increase of $2.8 million compared to $175.6 million a year earlier. Between June 2002 and June 2003 we bought back $20.9 million of our publicly traded debt and our other long-term borrowings increased by $1.8 million. Capital expenditures during the 2003 quarter of $8.5 million were mainly in the tobacco division and consisted of routine capital expenditures mainly in the US, Indonesia, Italy and Malawi. Cash used in operating activities during the first fiscal quarter totaled $51.1 million mainly due to increases in inventories of $42 million, receivables of $20 million and reduction in current payables of $3 million. Improved net income and reduction in the net assets of discontinued operations offset this increased operating cash use to a certain extent. The increase in inventories was mainly due to shipment delays from Brazil and Italy. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of deliveries to customers.

On August 26, 2002 the Company’s major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million. The maturity date has been extended from July 31, 2003 to July 31, 2005. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $35.9 million of retained earnings available for distribution as dividends at June 30, 2003.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control, e.g. tobacco litigation or legislation, unforeseen changes in shipping schedules; the balance between supply and demand; and market, economic, political and weather conditions. More information regarding these factors is contained in the Company’s other SEC filings, copies of which are available upon request from the Company. The Company assumes no obligation to update any of these forward-looking statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003 the Company is exposed to market risk primarily related to foreign exchange and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, the Company enters into derivative financial instruments. The objective is to reduce, where we deem appropriate, fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates. It is the Company’s policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. The Company’s market risk has not changed substantially since March 31, 2003.

Item 4. Controls and Procedures

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b)	No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiff’s seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorney’s fees and costs of litigation. On April 3, 2002, the Court granted the plaintiffs’ motion for class action certification. We have now, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which has received preliminary, but not final, approval, and which accords us a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement.

In October 2001, the Director General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. We believe, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its early stages and although the fines, if any, that the DG Comp may assess on our subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

Item 6. Exibits and Reports on Form 8-K

(a) Exhibits:

Exhibit #	Description

11	Computation of Earnings per Common Share

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Forms 8-K:

•	May 16, 2003 under Item 5 to report entering into a settlement agreement for the Deloach litigation; and
•	June 4, 2003 under Item 9 (furnished under Item 12) to report the March 31, 2003 fiscal year-end operating and financial results.