Form 10-Q
period 2003-09-30
STANDARD COMMERCIAL CORP
filed 2003-11-10
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

On November 3, 2003 the registrant had outstanding 13,622,420 shares of Common Stock ($0.20 par value).

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30		March 31 2003*
	2003	2002*
	(unaudited)
ASSETS
Cash	$16,565	$10,603	$26,570
Receivables	189,177	156,329	169,550
Inventories	267,828	256,291	216,272
Assets of discontinued operations	110,612	133,369	146,139
Prepaid expenses	4,890	5,756	2,300
Marketable securities	1,243	1,019	1,234

Current assets	590,315	563,367	562,065

Property, plant and equipment	157,089	135,946	146,861
Investment in affiliates	7,988	6,641	7,421
Goodwill	9,003	9,003	9,003
Other assets	35,210	25,316	26,108

Total assets	$799,605	$740,273	$751,458

LIABILITIES
Short-term borrowings	$243,574	$226,228	$182,103
Current portion of long-term debt	7,974	4,953	5,107
Accounts payable and accrued liabilities	119,507	88,113	135,444
Liabilities of discontinued operations	25,132	28,527	32,322
Taxes accrued	14,793	13,634	10,170

Current liabilities	410,980	361,455	365,146
Long-term debt	83,850	95,977	78,672
Convertible subordinated debentures	45,051	45,051	45,051
Retirement and other benefits	15,297	16,567	13,871
Deferred income taxes	4,434	3,824	4,753

Total liabilities	559,612	522,874	507,493

MINORITY INTERESTS	1,807	—	1,840

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000 Issued none
Common stock, $0.20 par value; authorized shares 100,000,000 Issued 16,237,947 (Sept. 02 – 16,101,397; Mar 03 – 16,110,750)	3,248	3,220	3,222
Additional paid-in capital	110,634	108,260	108,453
Unearned restricted stock plan compensation	(3,984)	(3,657)	(2,991)
Treasury shares, 2,617,707	(4,250)	(4,250)	(4,250)
Retained earnings	157,755	151,167	167,495
Accumulated other comprehensive income	(25,217)	(37,341)	(29,804)

Total shareholders’ equity	238,186	217,399	242,125

Total liabilities and shareholders’ equity	$799,605	$740,273	$751,458

The accompanying notes are an integral part of these financial statements.

*	Certain amounts reclassified to comply with the current period presentation.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Second quarter ended September 30		Six months ended September 30
	2003	2002*	2003	2002*
Sales - tobacco	$210,081	$203,715	$384,169	$356,904

Cost of sales - materials, services and supplies	169,876	157,909	308,248	279,319
- interest	2,669	3,670	5,243	6,192

Gross profit	37,536	42,136	70,678	71,393
Selling, general and administrative expenses	18,859	18,122	37,308	34,109
Other interest expense	1,284	822	2,422	2,094
Other income (expense) – net	582	1,315	999	1,984

Income before taxes	17,975	24,507	31,947	37,174
Income taxes	(4,146)	(7,961)	(9,502)	(14,109)

Income after taxes	13,829	16,546	22,445	23,065
Minority interests	71	—	139	—
Equity in earnings of affiliates	367	100	567	100

Income from continuing operations	14,267	16,646	23,151	23,165
Loss from discontinued operations, net of tax	(28,576)	(1,524)	(30,848)	(3,299)

Net income/(loss)	(14,309)	15,122	(7,697)	19,866
Retained earnings at beginning of period	173,256	136,888	167,495	132,812
Common stock dividends	(1,192)	(843)	(2,043)	(1,511)

Retained earnings at end of period	$157,755	$151,167	$157,755	$151,167

Earnings (loss) per common share
Basic:
From continuing operations	$1.05	$1.23	$1.71	$1.73
From discontinued operations	(2.10)	(0.11)	(2.27)	(0.25)

Net	$(1.05)	$1.12	$(0.56)	$1.48

Average shares outstanding	13,619	13,483	13,578	13,426
Diluted:
From continuing operations	$0.97	$1.14	$1.60	$1.61
From discontinued operations	(1.87)	(0.10)	(2.03)	(0.22)

Net	$(0.90)	$1.04	$(0.43)	$1.39

Average shares outstanding	15,222	15,100	15,174	15,081
Dividend declared per common share	$0.0875	$0.0625	$0.15	$0.1125

The accompanying notes are an integral part of these financial statements.

*	Certain amounts reclassified to comply with the current period presentation.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands; unaudited)

	Six months ended September 30
	2003	2002*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,697)	$19,866
Loss from discontinued operations	30,848	3,299
Depreciation and amortization	8,554	8,339
Minority interest	(139)	—
Deferred income taxes	(319)	(93)
Undistributed earnings of affiliates net of dividends received	(567)	(100)
(Gain) loss on buyback of debt	—	(147)
(Gain) loss on disposition of fixed assets	59	(21)
Other	837	(810)

	31,576	30,333
Net changes in working capital other than cash
Receivables	(28,403)	(21,079)
Inventories	(48,311)	(67,929)
Current payables	(23,677)	(21,572)

Net cash used for continuing operations	(68,815)	(80,247)
Net cash from discontinued operations	7,201	5,894

CASH USED FOR OPERATING ACTIVITIES	(61,614)	(74,353)

CASH FLOW FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(16,719)	(20,799)
- dispositions	126	157

Cash used for continuing operations	(16,593)	(20,642)
Net cash from discontinued operations	1,019	(362)

CASH USED FOR INVESTING ACTIVITIES	(15,574)	(21,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	61,471	93,848
Proceeds from long-term borrowings	12,218	6,641
Repayment of long-term borrowings	(4,668)	(13,329)
Buyback of debt	—	(4,791)
Dividends paid	(2,043)	(1,511)
Other	(49)	(145)

CASH PROVIDED BY FINANCING ACTIVITIES	66,929	80,713

Effect of exchange rate changes on cash	254	563

Decrease in cash for period	(10,005)	(14,081)
Cash at beginning of period	26,570	24,684

CASH AT END OF PERIOD	$16,565	$10,603

Cash payments for - interest	$8,882	$9,679
- income taxes	$9,024	$9,529

The accompanying notes are an integral part of these financial statements.

*	Certain amounts reclassified to comply with the current period presentation.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the financial condition and results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 2003. Because of the nature of the Company’s business, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	DISCONTINUED OPERATIONS

During the last quarter of fiscal 2002 the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. By September 30, 2003 the sale of the Companies in South Africa and New Zealand and the trade assets of Argentina and specialty fibers units had been completed.

Despite the decision in fiscal 2002 to shrink our wool division and focus on its core markets while also reducing divisional overheads, trading conditions remained difficult, resulting in continual losses. This is particularly true in the initial processing stages for the apparel industry. Given the continuing uncertainty of an adequate turnaround leading to acceptable returns for our shareholders, we have made the strategic decision to focus on our core tobacco operations. Accordingly, we have decided to exit all of our remaining wool operations. These operations are in Australia, UK, Chile, France and Germany. We are currently in discussions with various prospective purchasers for these operations and have identified these assets as held for sale. The wool operating units are available for immediate sale and the expectation is that the exit plan will be completed without significant changes. We expect to complete the process of selling/liquidating these units in the next twelve months.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, we will not retain a financial interest and we have not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. The Company will continue to guarantee the debt of the wool units until disposition, at which time we will no longer provide any guarantees for the obligations or commitments of the wool units.

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, since the existing debt of the wool units is guaranteed by the Company, we have not included any such debt in liabilities of discontinued operations.

The wool trading loss for the quarter and six months excluding the loss to discontinue the operations was $2.0 and $4.2 million respectively versus $1.5 and $3.3 million in the prior year periods. The charge recorded in the current quarter and for the six months to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the quarter and six months was $2.10 and $2.27 respectively versus a loss of $0.11 and $0.25 in the prior year periods.

The estimated loss to discontinue the wool operations of $26.6 million has been recorded during the quarter ended September 30, 2003 as the carrying amount of the net assets of the wool units exceeded the fair value less estimated disposal costs. The fair value has been determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

Revenues and the assets and liabilities for these units were as follows:

	Quarter ended September 30		Six months ended September 30
	2003	2002	2003	2002
(In thousands)
Revenues	$38,719	$41,453	$81,301	$96,392

	September 30		March 31 2003
	2003	2002
(In thousands)
Receivables	$39,311	$42,858	$45,697
Inventory	66,665	62,237	69,998
Other assets	4,636	28,274	30,444

Assets	$110,612	$133,369	$146,139
Accounts payable and other liabilities	25,132	28,527	32,322

Net assets available for sale	$85,480	$104,842	$113,817

Wool debt guaranteed by the Company not included in discontinued operations

	September 30		March 31
	2003	2002	2003
Bank borrowings	$58,658	$61,756	$74,894
Current portion of long-term debt	791	821	698

Total current	59,449	62,577	75,592
Long-term portion of long-term debt.	178	1,328	248

Total debt guaranteed	$59,627	$63,905	$75,840

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Quarter ended September 30		Six months ended September 30
	2003	2002	2003	2002
(In thousands)
Net (loss) income	$(14,309)	$15,122	$(7,697)	$19,866
Other comprehensive income:
Reclassification for translation adjustment recognized in net income	2,772	—	2,772	—
Translation adjustment	(2,925)	(1,081)	2,471	7,744
Derivative financial instruments	(460)	(119)	(656)	98

Total comprehensive (loss) income	$(14,922)	$13,922	$(3,110)	$27,708

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with SFAS No. 128. The diluted earnings per share include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were further increased by the employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion of change in derivatives in fair value be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at September 30, 2003 was $2.8 million with a notional value of $2.8 million

6.	STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. As permitted under SFAS 123 the Company accounts for stock options under the intrinsic value method recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees,and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148 the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Quarter ended September 30		Six months ended September 30
	2003	2002	2003	2002
Net income (loss) (in thousands):
As reported	$(14,309)	$15,122	$(7,697)	$19,866
Pro forma	$(14,381)	$15,079	$(7,823)	$19,780
Diluted	$(13,770)	$15,661	$(6,619)	$20,959
Pro forma	$(13,842)	$15,618	$(6,745)	$20,873
Basic earnings per share:
As reported	$(1.05)	$1.12	$(0.56)	$1.48
Pro forma	$(1.06)	$1.12	$(0.58)	$1.47
Diluted earnings per share:
As reported	$(0.90)	$1.04	$(0.43)	$1.39
Pro forma	$(0.91)	$1.03	$(0.44)	$1.38

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

7.	GOODWILL AND OTHER INTANGIBLE ASSETS Continued

In accordance with SFAS No. 142, goodwill was tested for impairment as of the beginning of the year in which the statement was adopted in its entirety. SFAS No. 142 allowed six months from the date the statement was initially applied to complete the first step of the transitional goodwill impairment test. During the second quarter of 2003, the Company completed the process of performing the first step of the transitional goodwill impairment test as of April 1, 2003, and as a result of the test performed, management believes that goodwill was not impaired as of April 1, 2003. SFAS No. 142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income. The Company completed its impairment test and there was no impairment identified at September 30, 2003.

GOODWILL	Total
(In thousands)
At April 1, 2003 and September 30, 2003	$9,003

INTANGIBLES	Total
(In thousands)
At April 1, 2003	$2,330
Less amortized	514

Balance as of September 30, 2003	$1,816

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN No. 46. This interpretation will be effective for the Company’s quarter ending December 31, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s consolidated financial position or results of operations will be impacted.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

8.	RECENT ACCOUNTING PRONOUNCEMENTS Continued

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, thus the Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

9.	LEGAL PROCEEDINGS

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, we along with several other domestic cigarette manufacturers and tobacco-leaf dealers, entered into a settlement agreement with the plaintiffs. Under the agreement we agreed to pay $7 million for distribution of the class. The total amount to be paid by all the settling defendants, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (1) to purchase certain volumes of domestic flue-cured and burley tobacco for at least 10 years and (2) to pay the fees of plaintiffs’ counsel when approved by the court. The court approved the settlement agreement in October 2003, and we made our agreed payment on October 16, 2003.

In October 2001, the Director General - Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. We believe, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its early stages and although the fines, if any, that the DG Comp may assess on our subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

10.	SENIOR NOTES

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

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

September 30, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$2,953	$18	$—	$13,594	$—	16,565
Receivables	19,913	—	—	169,264	—	189,177
Intercompany receivables	101,413	21,524	—	35,218	(158,155)	—
Inventories	64,691	—	—	203,137	—	267,828
Assets of discontinued operations	—	—	—	110,612	—	110,612
Prepaid expenses	3,301	—	—	1,589	—	4,890
Marketable securities	—	1	—	1,242	—	1,243

Current assets	192,271	21,543	—	534,656	(158,155)	590,315
Property, plant and equipment	39,614	—	—	117,475	—	157,089
Investment in subsidiaries	176,637	249,287	—	153,214	(579,138)	—
Investment in affiliates	—	—	—	7,988	—	7,988
Other noncurrent assets	(1,880)	13,696	—	32,397	—	44,213

Total assets	$406,642	$284,526	$0	$845,730	($737,293)	$799,605

Liabilities
Short-term borrowings	$30,890	$—	$—	$212,684	$—	$243,574
Current portion of long-term debt	—	—	—	7,974	—	7,974
Accounts payable	12,899	8,245	—	98,363	—	119,507
Liabilities of discontinued operations	—	—		25,132	—	25,132
Intercompany accounts payable	30,328	1,425	—	126,402	(158,155)	—
Taxes accrued	10,677	(12,250)	—	16,366	—	14,793

Current liabilities	84,794	(2,580)	—	486,921	(158,155)	410,980
Long-term debt	65,177	—	—	18,673	—	83,850
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,652	1,021	—	4,624	—	15,297
Deferred taxes	(1,480)	(428)	—	6,342	—	4,434

Total liabilities	158,143	43,064	—	516,560	(158,155)	559,612

Minority interests	—	—	—	1,807	—	1,807

Shareholders’ equity
Common stock	993	3,248	—	148,765	(149,758)	3,248
Additional paid-in capital	130,860	110,634	—	60,564	(191,424)	110,634
Unearned restricted stock plan compensation	(996)	(708)	—	(2,280)	—	(3,984)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	128,878	157,755	—	145,244	(274,122)	157,755
Accumulated other comprehensive income	(11,236)	(25,217)	—	(24,930)	36,166	(25,217)

Total shareholders’ equity	248,499	241,462	—	327,363	(579,138)	238,186

Total liabilities and equity	$406,642	$284,526	$0	$845,730	($737,293)	$799,605

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Second Quarter ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$50,441	$—	$—	$220,664	$(61,024)	$210,081
Cost of sales:
Materials services and supplies	41,663	—	—	189,237	(61,024)	169,876
Interest	291	—	—	2,378	—	2,669

Gross profit	8,487	—	—	29,049	—	37,536
Selling, general & administrative expenses	2,618	1,641	—	14,600	—	18,859
Other interest expense	1,202	1,073	—	(991)	—	1,284
Other income (expense) net	1,144	(101)	—	(461)	—	582

Income (loss) before taxes	5,811	(2,815)	—	14,979	—	17,975
Income taxes	2,208	(1,070)	—	3,008	—	4,146

Income (loss) after taxes	3,603	(1,745)	—	11,971	—	13,829
Minority interests	—	—	—	71	—	71
Equity in earnings of affiliates	—	—	—	367	—	367
Equity in earnings of subsidiaries	12,409	16,012	0	0	(28,421)	—

Income from continuing operations	16,012	14,267	—	12,409	(28,421)	14,267
Discontinued operations	(13,395)	(28,576)	18,823	(11,122)	5,694	(28,576)

Net income	2,617	(14,309)	18,823	1,287	(22,727)	(14,309)
Retained earnings at beginning of period	133,761	173,256	(18,823)	143,957	(258,895)	173,256
Common stock dividends	(7,500)	(1,192)	—	—	7,500	(1,192)

Retained earnings at end of period	$128,878	$157,755	$—	$145,244	$(274,122)	$157,755

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Six months ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$83,944	$—	$—	$433,593	$(133,368)	$384,169
Cost of sales:
Materials services and supplies	69,326	—	—	372,290	(133,368)	308,248
Interest	386	—	—	4,857	—	5,243

Gross profit	14,232	—	—	56,446	—	70,678
Selling, general & administrative expenses	6,718	2,975	—	27,615	—	37,308
Other interest expense	2,598	1,887	—	(2,063)	—	2,422
Other income (expense) net	2,461	(181)	—	(1,281)	—	999

Income (loss) before taxes	7,377	(5,043)	—	29,613	—	31,947
Income taxes	2,803	(1,916)	—	8,615	—	9,502

Income (loss) after taxes	4,574	(3,127)	—	20,998	—	22,445
Minority interests	—	—	—	139	—	139
Equity in earnings of affiliates	—	—	—	567	—	567
Equity in earnings of subsidiaries	21,704	26,278	—	—	(47,982)	—

Income from continuing operations	26,278	23,151	—	21,704	(47,982)	23,151
Discontinued operations	(13,395)	(30,848)	16,551	(13,395)	10,239	(30,848)

Net income	12,883	(7,697)	16,551	8,309	(37,743)	(7,697)
Retained earnings at beginning of period	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(7,500)	(2,043)	—	—	7,500	(2,043)

Retained earnings at end of period	$128,878	$157,755	$—	$145,244	(274,122)	$157,755

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Six months ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$(494)	$2,007	$—	(63,127)	$—	$(61,614)
Cash flows from investing activities
Property, plant and equipment
- additions	(6,081)	—	—	(10,638)	—	(16,719)
- disposals	—	—	—	126	—	126

Net cash used for continuing operations	(6,081)	—	—	(10,512)	—	(16,593)
Net cash from discontinued operations	—	—	—	1,019	—	1,019

Cash provided by (used in) investing activities	(6,081)	—	—	(9,493)		(15,574)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	12,218	—	12,218
Repayment of long-term borrowings	—	—	—	(4,668)	—	(4,668)
Net change in short-term borrowings	9,114	—	—	52,357	—	61,471
Dividends received /( paid)	—	(2,043)	—	—	—	(2,043)
Other	(49)	—	—	—	—	(49)

Cash provided by (used in) financing activities	9,065	(2,043)	—	59,907	—	66,929

Effect of exchange rate changes on cash	—	—	—	254	—	254

Increase (decrease) in cash for year	2,490	(36)	—	(12,459)	—	(10,005)
Cash at beginning of year	463	54	—	26,053	—	26,570

Cash at end of period	$2,953	$18	$—	$13,594	—	$16,565

Interest	$3,142	$1,615	$—	$4,125		$8,882
Income taxes	—	3,589	—	5,435		9,024

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

September 30, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$—	$58	$—	$10,545	$—	10,603
Receivables	24,408	14	—	131,907	—	156,329
Intercompany receivables	132,248	33,667	—	13,124	(179,039)	—
Inventories	64,477	—	—	191,814	—	256,291
Assets of discontinued operations	—	—	—	133,369	—	133,369
Prepaid expenses	1,916	—	—	3,840	—	5,756
Marketable securities	—	1	—	1,018	—	1,019

Current assets	223,049	33,740	—	485,617	(179,039)	563,367
Property, plant and equipment	34,120	—	—	101,826	—	135,946
Investment in subsidiaries	141,498	227,893	14,540	153,214	(537,145)	—
Investment in affiliates	—	—	—	6,641	—	6,641
Other noncurrent assets	(68)	14,391	—	19,996	—	34,319

Total assets	$398,599	$276,024	$14,540	$767,294	($716,184)	$740,273

Liabilities
Short-term borrowings	$18,662	$—	$—	$207,566	$—	$226,228
Current portion of long-term debt	—	—	—	4,953	—	4,953
Accounts payable	13,903	1,009	—	73,201	—	88,113
Liabilities of discontinued operations	—	—		28,527	—	28,527
Intercompany accounts payable	45,505	20,827	1,505	111,202	(179,039)	—
Taxes accrued	16,240	(11,894)	—	9,288	—	13,634

Current liabilities	94,310	9,942	1,505	434,737	(179,039)	361,455
Long-term debt	84,000	—	—	11,977	—	95,977
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,624	964	—	5,979	—	16,567
Deferred taxes	(1,710)	(376)	—	5,910	—	3,824

Total liabilities	186,224	55,581	1,505	458,603	(179,039)	522,874

Minority interests	—	—	—	—	—	—

Shareholders’ equity
Common stock	993	3,220	32,404	166,240	(199,637)	3,220
Additional paid-in capital	130,860	108,260	—	60,564	(191,424)	108,260
Unearned restricted stock plan compensation	(861)	(613)	—	(2,183)	—	(3,657)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	99,369	151,167	(13,765)	121,124	(206,728)	151,167
Accumulated other comprehensive income	(17,986)	(37,341)	(5,604)	(37,054)	60,644	(37,341)

Total shareholders’ equity	212,375	220,443	13,035	308,691	(537,145)	217,399

Total liabilities and equity	$398,599	$276,024	$14,540	$767,294	($716,184)	$740,273

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Second quarter ended September 30, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$63,365	$—	$—	$209,802	$(69,452)	$203,715
Cost of sales:
Materials services and supplies	51,752	—	—	175,609	(69,452)	157,909
Interest	302	—	—	3,368	—	3,670

Gross profit	11,311	—	—	30,825	—	42,136
Selling, general & administrative expenses	4,553	1,897	—	11,672	—	18,122
Other interest expense	1,864	815	—	(1,857)	—	822
Other income (expense) net	(1,876)	4,296	—	(1,105)	—	1,315

Income (loss) before taxes	3,018	1,584	—	19,905	—	24,507
Income taxes	1,350	508	—	6,103	—	7,961

Income (loss) after taxes	1,668	1,076	—	13,802	—	16,546
Equity in earnings of affiliates	—	—	—	100	—	100
Equity in earnings of subsidiaries	13,902	15,570	—	—	(29,472)	—

Income from continuing operations	15,570	16,646	—	13,902	(29,472)	16,646
Discontinued operations	—	(1,524)	(1,524)	(1,524)	3,048	(1,524)

Net income	15,570	15,122	(1,524)	12,378	(26,424)	15,122
Retained earnings at beginning of period	83,799	136,888	(12,241)	108,746	(180,304)	136,888
Common stock dividends	—	(843)	—	—	—	(843)

Retained earnings at end of period	$99,369	$151,167	$(13,765)	$121,124	$(206,728)	$151,167

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Six months ended September 30, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$97,515	$—	$—	$392,994	$(133,605)	$356,904
Cost of sales:
Materials services and supplies	78,506	—	—	334,418	(133,605)	279,319
Interest	350	—	—	5,842	—	6,192

Gross profit	18,659	—	—	52,734	—	71,393
Selling, general & administrative expenses	6,907	3,237	—	23,965	—	34,109
Other interest expense	3,728	1,692	—	(3,326)	—	2,094
Other income (expense) net	79	4,416	—	(2,511)	—	1,984

Income (loss) before taxes	8,103	(513)	—	29,584	—	37,174
Income taxes	3,079	(204)	—	11,234	—	14,109

Income (loss) after taxes	5,024	(309)	—	18,350	—	23,065
Equity in earnings of affiliates	—	—	—	100	—	100
Equity in earnings of subsidiaries	18,450	23,474	—	—	(41,924)	—

Income from continuing operations	23,474	23,165	—	18,450	(41,924)	23,165
Discontinued operations	—	(3,299)	(3,299)	(3,298)	6,597	(3,299)

Net income	23,474	19,866	(3,299)	15,152	(35,327)	19,866
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(1,511)	—	(454)	454	(1,511)

Retained earnings at end of period	$99,369	$151,167	$(13,765)	$121,124	(206,728)	$151,167

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Six months ended September 30, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$7,086	$6,426	$—	(87,865)	$—	$(74,353)
Cash flows from investing activities
Property, plant and equipment
-additions	(16,368)	—	—	(4,431)	—	(20,799)
-disposals	3	—	—	154	—	157

Cash used for continuing operations	(16,365)	—	—	(4,277)	—	(20,642)
Cash used in discontinued operations	—	—	—	(362)		(362)

Cash provided by (used in) investing activities	(16,365)	—	—	(4,639)		(21,004)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	6,641	—	6,641
Repayment of long-term borrowings	—	—	—	(13,329)	—	(13,329)
Net change in short-term borrowings	6,744	—	—	87,104	—	93,848
Buyback of long-term debt	—	(4,791)	—	—	—	(4,791)
Dividends received /( paid)	—	(1,511)	—	—	—	(1,511)
Other	—	(145)	—	—	—	(145)

Cash provided by (used in) financing activities	6,744	(6,447)	—	80,416	—	80,713

Effect of exchange rate changes on cash	—	—	—	563	—	563

Increase (decrease) in cash for year	(2,535)	(21)	—	(11,525)	—	(14,081)
Cash at beginning of year	2,535	79	—	22,070	—	24,684

Cash at end of period	$—	$58	$—	$10,545	—	$10,603

Interest	$5,092	$1,692	$—	$2,895		$9,679
Income taxes	916	2,936	—	5,677		9,529

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Discontinued operations

During the last quarter of fiscal 2002 the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. By September 30, 2003 the sale of the Companies in South Africa and New Zealand and the trade assets of Argentina and specialty fibers units had been completed.

Despite the decision in fiscal 2002 to shrink our wool division and focus on its core markets while also reducing divisional overheads, trading conditions remained difficult, resulting in continual losses. This is particularly true in the initial processing stages for the apparel industry. Given the continuing uncertainty of an adequate turnaround leading to acceptable returns for our shareholders, we have made the strategic decision to focus on our core tobacco operations. Accordingly, we have decided to exit all of our remaining wool operations. These operations are in Australia, UK, Chile, France and Germany. We are currently in discussions with various prospective purchasers for these operations and have identified these assets as held for sale. The wool operating units are available for immediate sale and the expectation is that the exit plan will be completed without significant changes. We expect to complete the process of selling/liquidating these units in the next twelve months.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, we will not retain a financial interest and we have not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. The Company will continue to guarantee the debt of the wool units until disposition, at which time we will no longer provide any guarantees for the obligations or commitments of the wool units.

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, since the existing debt of the wool units is guaranteed by the Company, we have not included any such debt in liabilities of discontinued operations.

The wool trading loss for the quarter and six months excluding the loss to discontinue the operations was $2.0 and $4.2 million respectively versus $1.5 and $3.3 million in the prior year periods. The charge recorded in the current quarter and for the six months to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the quarter and six months was $2.10 and $2.27 respectively versus a loss of $0.11 and $0.25 in the prior year periods.

The estimated loss to discontinue the wool operations of $26.6 million has been recorded during the quarter ended September 30, 2003 as the carrying amount of the net assets of the wool units exceeded the fair value less estimated disposal costs. The fair value has been determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

Continuing operations

Tobacco sales for the quarter ended September 30, 2003 were $210.1 million, an increase of 3.1% from $203.7 million a year earlier. For the six months sales were up 7.6% from $356.9 million to $384.2 million. Volumes for the current quarter were down 2.8% and for the six months were up 4.1%. The average sales value per kilo for the current quarter and six months were up 6.4% and 4.4% respectively over the prior year periods. Shipments for the quarter and six months from Malawi, Zimbabwe and Spain were lower than prior year periods due to the reduction in quantity of tobacco available for marketing, but shipments from Italy, Argentina, Brazil, Kenya, China and Thailand were higher.

Gross profit for the quarter and six months was $37.5 million and $70.7 million versus $42.1 million and $71.4 million respectively in the prior year periods. The variances were mainly due to sales mix and

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION Continued

Continuing Operations Continued

reduced margins in European tobaccos due to approximately 17% appreciation of Euro against the US Dollar. Selling, general and administrative expenses for the quarter and six months were higher than the prior year mainly due to normal inflationary increases, higher personnel expenses and legal/professional fees and the effect of a weak dollar against other currencies in which certain expenses were incurred. The reduction in the current quarter and six months other income (expense)—net was mainly due to reduced interest income.

The effective tax rate decreased to 23.1% and 29.7% in the current quarter and six months from 32.5% and 38% in the corresponding periods a year earlier. This was due to the payment of with-holding taxes on dividends from subsidiary companies during September 2002 quarter and six months .

Income from continuing operations for the quarter and six months were $14.3 million and $23.2 million, respectively, versus $16.6 million and $23.2 million in the prior year periods.The basic earnings from continuing operations for the quarter per share was $1.05 versus $1.23 per share in the prior year period. Basic earnings per share from continuing operations for the six months was $1.71 versus $1.73 in the prior year’s period.

The net loss for the quarter and six months after the discontinued operations was $14.3 million and $7.7 million or $1.05 and $0.56 per share basic versus net income for the quarter and six months after the discontinued operations in the prior year periods of $15.1 million and $19.8 million or basic earnings per share of $1.12 and $1.48 respectively.

Liquidity and Capital Resources

Working capital at September 30, 2003 was $179.3 million, a decrease of $22.6 million compared to $201.9 million a year earlier. Between September 2002 and September 2003 we bought back $18.8 million of our publicly traded debt and our other long-term borrowings increased by $6.7 million. Capital expenditures during the 2003 six months of $16.7 million consisted of routine capital expenditures mainly in the US, Indonesia, Italy and Malawi. Cash used in operating activities during the period totaled $61.6 million mainly due to increases in inventories of $48.3 million, receivables of $28.4 million and reduction in payables of $23.7 million. Reduction in the net assets of discontinued operations offset this increased operating cash used by $38.0 million. The increase in inventories was seasonal. The Company continues to closely monitor its inventory levels, which fluctuate, depending on seasonal factors and timing of deliveries to customers.

On August 26, 2002 the Company’s major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million. The maturity date has been extended from July 31, 2003 to July 31, 2005. Financial covenants and other terms and conditions are essentially unchanged. Borrowings under the facility continue to be guaranteed by the Company and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which the Company and its subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under its most restrictive covenant, the Company had approximately $42.8 million of retained earnings available for distribution as dividends at September 30, 2003.

The Company continues to guarantee the debt of the wool units up to the actual disposition and accordingly has not included the debt in the liabilities of discontinued operations. At September 30, 2003, this amounted to $59.6 million. We believe that the disposition of the wool operations will not have a material impact on overall liquidity needs of the Company. Based on the outlook for the business for the next twelve months, we anticipate that we will be able to service the interest and principal on our indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under our credit facilities.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION Continued

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which the Company has little or no control. These include changes in timing of shipments, weather, demand for and supply of leaf tobacco and wool, tobacco litigation or legislation, customer consolidations, changes in general economic conditions, political risks and changes in government regulations. Additional information regarding these factors is contained in the Company’s other Securities and Exchange Commission filings, copies of which are available upon request from the Company. The Company assumes no obligation to update any of these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, we along with several other domestic cigarette manufacturers and tobacco-leaf dealers, entered into a settlement agreement with the plaintiffs. Under the agreement we agreed to pay $7 million for distribution of the class. The total amount to be paid by all the settling defendants, to the class is approximately $212 million, plus commitments by the three settling cigarette manufacturers (1) to purchase certain volumes of domestic flue-cured and burley tobacco for at least 10 years and (2) to pay the fees of plaintiffs’ counsel when approved by the court. The court approved the settlement agreement in October 2003, and we made our agreed payment on October 16, 2003.

In October 2001, the Director General - Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. We believe, however, that there are significant mitigating circumstances relating to the structure of these markets, their historical conduct and the prominence of seller’s cooperatives. The investigation is in its early stages and although the fines, if any, that the DG Comp may assess on our subsidiaries could be material, we are not able to make an accurate assessment of the amount of any such fines at this time.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual Meeting of Shareholders was held on August 12, 2003.

(b)	Three persons nominated by management were elected as directors for term expiring in 2006 as follows:

Nominee	Votes For	Votes Withheld
Mark W. Kehaya	10,151,901	444,677
B. Clyde Preslar	10,559,100	37,478
Gilbert L. Klemann, II	10,151,801	444,777

In addition the following directors remained in office after the meeting. Robert E. Harrison, William A. Ziegler, William S. Barrack, Jr., Robert A. Sheets and William S. Sheridan.

PART II – OTHER INFORMATION Continued.

(c)	The appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2004 was approved by a vote of 10,560,434 shares in favor, 28,677 shares against and 7,467 abstaining.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

11	Computation of Earnings per Common Share

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Forms 8-K:

•	August 7, 2003 under Item 12 to report the June 30, 2003 fiscal quarter operating and financial results; and

•	August 12, 2003 under Item 5 to report an increase in the cash dividend and results of the annual meeting of shareholders..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD COMMERCIAL CORPORTATION (Registrant)

Date: November 3, 2003	By:	/s/ Robert E. Harrison

Robert E. Harrison Chief Executive Officer

	By:	/s/ Robert A. Sheets

Robert A. Sheets Chief Financial Officer