Form 10-Q
period 2003-12-31
STANDARD COMMERCIAL CORP
filed 2004-02-10
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2003

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

YES ☒ NO ☐

On February 2, 2004, the registrant had outstanding 13,642,063 shares of common stock ($0.20 par value per share).

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31		March 31 2003*
	2003	2002*
	(unaudited)
ASSETS
Cash	$22,031	$31,918	$26,570
Receivables	194,369	168,753	169,550
Inventories	280,154	247,701	216,272
Assets of discontinued operations	104,629	137,937	142,981
Prepaid expenses	6,634	5,242	2,300
Marketable securities	1,179	1,191	1,234

Current assets	608,996	592,742	558,907
Property, plant and equipment	166,085	143,502	146,861
Investment in affiliates	8,094	6,641	7,421
Goodwill	9,003	9,003	9,003
Other assets	36,167	26,739	26,108

Total assets	$828,345	$778,627	$748,300

LIABILITIES
Short-term borrowings	$271,575	$256,206	$182,103
Current portion of long-term debt	8,508	5,679	5,107
Accounts payable and accrued liabilities	114,587	95,465	135,444
Liabilities of discontinued operations	22,416	26,436	29,164
Taxes accrued	15,190	14,888	10,170

Current liabilities	432,276	398,674	361,988
Long-term debt	83,154	78,914	78,672
Convertible subordinated debentures	45,051	45,051	45,051
Retirement and other benefits	15,536	16,640	13,871
Deferred income taxes	4,316	3,894	4,753

Total liabilities	580,333	543,173	504,335

MINORITY INTERESTS	2,008	1,890	1,840

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000, Issued none
Common stock, $0.20 par value; authorized shares 100,000,000, Issued 16,256,022 (Dec. 02 – 16,109,404; Mar. 03 – 16,110,750)	3,251	3,222	3,222
Additional paid-in capital	111,001	108,391	108,453
Unearned restricted stock plan compensation	(3,628)	(3,313)	(2,991)
Treasury shares, 2,617,707	(4,250)	(4,250)	(4,250)
Retained earnings	160,194	160,961	167,495
Accumulated other comprehensive loss	(20,564)	(31,447)	(29,804)

Total shareholders’ equity	246,004	233,564	242,125

Total liabilities and shareholders’ equity	$828,345	$778,627	$748,300

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Third quarter ended December 31		Nine months ended December 31
	2003	2002*	2003	2002*
Sales - tobacco	$191,016	$211,455	$575,185	$568,359

Cost of sales - materials, services and supplies	159,274	172,920	467,522	452,239
- interest	3,343	3,372	8,586	9,564

Gross profit	28,399	35,163	99,077	106,556
Selling, general and administrative expenses	19,610	16,588	56,918	50,697
Other interest expense	615	1,182	3,037	3,276
Other income (expense) – net	1,177	1,089	2,176	3,073

Income before taxes	9,351	18,482	41,298	55,656
Income taxes	(2,818)	(6,508)	(12,320)	(20,617)

Income after taxes	6,533	11,974	28,978	35,039
Minority interests	(192)	—	(53)	—
Equity in earnings of affiliates	105	—	672	100

Income from continuing operations	6,446	11,974	29,597	35,139
Loss from discontinued operations, net of tax	(2,815)	(1,337)	(33,663)	(4,636)

Net income (loss)	3,631	10,637	(4,066)	30,503
Retained earnings at beginning of period	157,755	151,167	167,495	132,812
Common stock dividends	(1,192)	(843)	(3,235)	(2,354)

Retained earnings at end of period	$160,194	$160,961	$160,194	$160,961

Earnings (loss) per common share
Basic:
From continuing operations	$0.47	$0.89	$2.18	$2.61
From discontinued operations	(0.20)	(0.10)	(2.47)	(0.34)

Net	$0.27	$0.79	$(0.29)	$2.27

Average shares outstanding	13,631	13,489	13,595	13,447
Diluted:
From continuing operations	$0.46	$0.83	$2.05	$2.44
From discontinued operations	(0.19)	(0.09)	(2.21)	(0.31)

Net	$0.27	$0.74	$(0.16)	$2.13

Average shares outstanding	15,246	15,088	15,188	15,079
Dividend declared per common share	$0.0875	$0.0625	$0.2375	$0.175

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine months ended December 31
	2003	2002*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,066)	$30,503
Loss from discontinued operations	33,663	4,636
Depreciation and amortization	13,109	12,757
Minority interest	53	—
Deferred income taxes	(436)	(24)
Undistributed earnings of affiliates net of dividends received	(672)	(100)
(Gain) loss on buyback of debt	—	(17)
(Gain) loss on disposition of fixed assets	99	(117)
Other	3,474	37

	45,224	47,675
Net changes in working capital other than cash
Receivables	(35,719)	(32,906)
Inventories	(55,507)	(57,667)
Current payables	(39,107)	(9,426)

Cash used for continuing operations	(85,109)	(52,324)
Cash from (used for) discontinued operations	12,894	(3,277)

CASH USED FOR OPERATING ACTIVITIES	(72,215)	(55,601)

CASH FLOW FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(27,310)	(28,455)
- dispositions	283	296

Cash used for continuing operations	(27,027)	(28,159)
Cash from (used for) discontinued operations	1,034	(22)

CASH USED FOR INVESTING ACTIVITIES	(25,993)	(28,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	89,472	123,826
Proceeds from long-term borrowings	13,596	7,645
Repayment of long-term borrowings	(6,961)	(15,307)
Buyback of debt	—	(23,743)
Dividends paid	(3,235)	(2,354)
Other	147	32

CASH PROVIDED BY FINANCING ACTIVITIES	93,019	90,099

Effect of exchange rate changes on cash	650	917

Increase (decrease) in cash for period	(4,539)	7,234
Cash at beginning of period	26,570	24,684

CASH AT END OF PERIOD	$22,031	$31,918

Cash payments for - interest	$11,114	$10,486
- income taxes	$8,460	$16,731

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period consolidated financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the financial condition and results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 2003. Because of the nature of the Company’s business, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	DISCONTINUED OPERATIONS

During the last quarter of fiscal 2002, the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. By December 31, 2003, the sales of the companies in South Africa and New Zealand, the trade assets of Argentina and the specialty fibers business in Holland had been completed.

Despite the decision in fiscal 2002 to shrink our wool division and focus on its core markets while also reducing divisional overheads, trading conditions remained difficult, resulting in continual losses. This is particularly true in the initial processing stages for the apparel industry. Given the continuing uncertainty of an adequate turnaround leading to acceptable returns for our shareholders, during the second quarter of the current fiscal we made the strategic decision to focus on our core tobacco operations. Accordingly, we decided to exit all of our remaining wool operations. These operations are in Australia, UK, Chile, France and Germany. We are currently in discussions with various prospective purchasers for these operations and have identified these assets as held for sale. The wool operating units are available for immediate sale and the expectation is that the exit plan will be completed without significant changes. We expect to complete the process of selling/liquidating these units by September 30, 2004.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, we will not retain a financial interest and we have not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. The Company will continue to guarantee the debt of the wool units until disposition, at which time we do not expect to provide any guarantees for the obligations or commitments of the wool units.

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, since the existing debt of the wool units is guaranteed by the Company, we have not included any such debt in liabilities of discontinued operations.

The wool trading loss for the quarter and nine months, excluding the loss to discontinue the operations, was $2.8 and $7.0 million, respectively, versus $1.3 and $4.6 million in the prior year periods. The estimated loss on disposition recorded in the nine months to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the quarter and nine months was $0.20 and $2.47, respectively, versus a loss of $0.10 and $0.34 in the prior year periods.

The estimated loss to discontinue the wool operations of $26.6 million has been recorded in the nine months ended December 31, 2003, as the carrying amount of the net assets of the wool units exceeded the fair value less estimated disposal costs. The fair value was determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues and the assets and liabilities for these units were as follows:

	Quarter ended December 31		Nine months ended December 31
(In thousands)	2003	2002	2003	2002
Revenues	$55,196	$57,046	$136,497	$153,437

	December 31		March 31 2003
(In thousands)	2003	2002
Receivables	$38,605	$44,077	$44,493
Inventory	65,190	65,701	68,883
Other assets	834	28,159	29,605

Assets	$104,629	$137,937	$142,981
Accounts payable and other liabilities	22,416	26,436	29,164

Net assets available for sale	$82,213	$111,501	$113,817

Wool debt guaranteed by the Company not included in discontinued operations was as follows:

	December 31		March 31 2003
(In thousands)	2003	2002
Bank borrowings	$57,718	$66,219	$74,894
Current portion of long-term debt	313	845	698

Total current	58,031	67,064	75,592
Long-term portion of long-term debt.	195	1,049	248

Total debt guaranteed	$58,226	$68,113	$75,840

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Quarter ended December 31		Nine months ended December 31
(In thousands)	2003	2002	2003	2002
Net income (loss)	$3,631	$10,637	$(4,066)	$30,503
Other comprehensive income (loss):
Reclassification for translation adjustment recognized in net income (loss)	—	—	2,772	—
Translation adjustment	4,543	5,110	7,014	12,854
Derivative financial instruments	110	784	(546)	882

Total comprehensive income	$8,284	$16,531	$5,174	$44,239

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with SFAS No. 128. The diluted earnings per share for the quarter ended December 31, 2002 and for the nine months ended December 31, 2003 and 2002 include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. For the quarter ended December 31, 2003, the incremental shares from assumed conversion of convertible subordinated debentures are not included in computing the diluted per share amount because the calculation includes adjustments which are antidilutive. The weighted number of shares were further

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increased by shares subject to employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that the effective portion of the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at December 31, 2003 was $3.1 million with a notional value of $3.2 million.

6.	STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock options under the intrinsic value method of recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income (loss) because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Quarter ended December 31		Nine months ended December 31
	2003	2002	2003	2002
Net income (loss) (in thousands):
As reported	$3,631	$10,637	$(4,066)	$30,503
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(69)	(43)	(195)	(120)

Pro forma	$3,562	$10,594	$(4,261)	$30,383

Diluted	$4,170	$11,176	$(2,449)	$32,145
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(69)	(43)	(195)	(120)

Pro forma	$4,101	$11,133	$(2,644)	$32,025

Basic earnings (loss) per share:
As reported	$0.27	$0.79	$(0.29)	$2.27
Pro forma	$0.26	$0.79	$(0.31)	$2.26
Diluted earnings (loss) per share:
As reported	$0.27	$0.74	$(0.16)	$2.13
Pro forma	$0.26	$0.74	$(0.17)	$2.12

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

In accordance with SFAS No. 142, goodwill was tested for impairment as of the beginning of the year in which the statement was adopted in its entirety. SFAS No. 142 allowed six months from the date the statement was initially applied to complete the first step of the transitional goodwill impairment test. During the second quarter of fiscal 2003, the Company completed the process of performing the first step of the transitional goodwill impairment test as of April 1, 2002, and as a result of the test performed, management believes that goodwill was not impaired as of April 1, 2002. SFAS No. 142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income. The Company completed its impairment test and there was no impairment identified at September 30, 2003 nor any events or changes in circumstances which would indicate an impairment as of December 31, 2003.

INTANGIBLES (In thousands)	Total
At April 1, 2003	$2,330
Additions	396
Less amortized	(1,164)

Balance as of December 31, 2003	$1,562

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company’s quarter ending March 31, 2004. The Company currently has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 is not expected to have any impact on the Company’s consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company’s consolidated financial position or results of operations will be impacted.

In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify certain provisions of the standard. FIN 46R requires that FIN 46 be applied to those entities that are considered to be special-purpose entities, no later than the end of the first interim or annual period ending after December 15, 2003. The application of FIN 46 to special-purpose entities as of December 31, 2003 had no impact on the Company’s consolidated financial position or results of operations. FIN 46R is effective for all variable-interest entities no later than the end of the first interim or annual period ending after March 15, 2004. The Company is currently evaluating the impact of adopting FIN 46R on its consolidated financial position and results of operations.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	RECENT ACCOUNTING PRONOUNCEMENTS Continued

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly the Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

9.	LEGAL PROCEEDINGS

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, we along with several other domestic cigarette manufacturers and tobacco-leaf dealers, entered into a settlement agreement with the plaintiffs. Under the agreement, we agreed to pay $7 million for distribution of the class. The total amount paid by all the settling defendants, to the class is approximately $212.0 million, plus commitments by the three settling cigarette manufacturers (1) to purchase certain volumes of domestic flue-cured and burley tobacco for at least 10 years and (2) to pay the fees of plaintiffs’ counsel. The court approved the settlement agreement in October 2003, and we made our agreed payment on October 16, 2003.

In October 2001, the Director General - Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on twenty entities within the Spanish leaf tobacco industry, including Standard

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	LEGAL PROCEEDINGS Continued

Commercial Corporation (the “Company”) and three of its subsidiaries, a Statement of Objections (the “Statement”) alleging certain infringements of the antitrust laws of the European Union. We are in the process of responding to the Statement and will continue to cooperate in the investigation. Through the Statement, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anticompetition laws. The Company expects that those penalties could be material to the Company’s earnings. DG Comp has, however, indicated that there may be mitigating circumstances resulting from the regulation of the Spanish tobacco market. The Company is currently unable to assess the amount of such penalties, but expects that the mitigating factors in the market, along with its cooperation with the DG Comp, could result in a reduction in any penalties imposed.

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

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$883	$255	$—	$20,893	$—	22,031
Receivables	26,505	18	—	167,846	—	194,369
Intercompany receivables	106,325	21,414	—	59,651	(187,390)	—
Inventories	69,265	—	—	210,889	—	280,154
Assets of discontinued operations	—	—	—	104,629	—	104,629
Prepaid expenses	3,883	(456)	—	3,207	—	6,634
Marketable securities	—	1	—	1,178	—	1,179

Current assets	206,861	21,232	—	568,293	(187,390)	608,996
Property, plant and equipment	39,996	—	—	126,089	—	166,085
Investment in subsidiaries	189,577	254,458	—	160,660	(604,695)	—
Investment in affiliates	—	—	—	8,094	—	8,094
Other noncurrent assets	(1,157)	13,590	—	32,737	—	45,170

Total assets	$435,277	$289,280	$—	$895,873	($792,085)	$828,345

Liabilities
Short-term borrowings	$39,798	$—	$—	$231,777	$—	$271,575
Current portion of long-term debt	—	—	—	8,508	—	8,508
Accounts payable and accrued liabilities	17,752	1,540	—	95,295	—	114,587
Liabilities of discontinued operations	—	—		22,416	—	22,416
Intercompany accounts payable	31,609	3,436	—	152,345	(187,390)	—
Taxes accrued	10,349	(10,343)	—	15,184	—	15,190

Current liabilities	99,508	(5,367)	—	525,525	(187,390)	432,276
Long-term debt	65,177	—	—	17,977	—	83,154
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,612	1,047	—	4,877	—	15,536
Deferred income taxes	(1,480)	(428)	—	6,224	—	4,316

Total liabilities	172,817	40,303	—	554,603	(187,390)	580,333

Minority interests	—	—	—	2,008	—	2,008

Shareholders’ equity
Common stock	993	3,251	—	148,765	(149,758)	3,251
Additional paid-in capital	130,860	111,001	—	60,564	(191,424)	111,001
Unearned restricted stock plan compensation	(882)	(655)	—	(2,091)	—	(3,628)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	135,577	160,194	—	152,342	(287,919)	160,194
Accumulated other comprehensive loss	(4,088)	(20,564)	—	(20,318)	24,406	(20,564)

Total shareholders’ equity	262,460	248,977	—	339,262	(604,695)	246,004

Total liabilities and shareholders’ equity	$435,277	$289,280	$—	$895,873	($792,085)	$828,345

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third Quarter ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$69,510	$—	$—	$165,066	($43,560)	$191,016
Cost of sales:
Materials services and supplies	57,974	—	—	144,860	(43,560)	159,274
Interest	583	—	—	2,760	—	3,343

Gross profit	10,953	—	—	17,446	—	28,399
Selling, general and administrative expenses	11,632	(5,732)	—	13,710	—	19,610
Other interest expense	1,110	544	—	(1,039)	—	615
Other income (expense) net	1,083	(169)	—	263	—	1,177

Income (loss) before taxes	(706)	5,019	—	5,038	—	9,351
Income taxes	307	(1,907)	—	(1,218)	—	(2,818)

Income (loss) after taxes	(399)	3,112	—	3,820	—	6,533
Minority interests	—	—	—	(192)	—	(192)
Equity in earnings of affiliates	—	—	—	105	—	105
Equity in earnings of subsidiaries	3,733	3,334	—	—	(7,067)	—

Income from continuing operations	3,334	6,446	—	3,733	(7,067)	6,446
Discontinued operations	3,365	(2,815)	—	3,365	(6,730)	(2,815)

Net income	6,699	3,631	—	7,098	(13,797)	3,631
Retained earnings at beginning of period	128,878	157,755	—	145,244	(274,122)	157,755
Common stock dividends	—	(1,192)	—	—	0	(1,192)

Retained earnings at end of period	135,577	160,194	—	152,342	(287,919)	160,194

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$153,454	$—	$—	$598,659	$(176,928)	$575,185
Cost of sales:
Materials services and supplies	127,300	—	—	517,150	(176,928)	467,522
Interest	969	—	—	7,617	—	8,586

Gross profit	25,185	—	—	73,892	—	99,077
Selling, general and administrative expenses	18,350	(2,757)	—	41,325	—	56,918
Other interest expense	3,708	2,431	—	(3,102)	—	3,037
Other income (expense), net	3,544	(350)	—	(1,018)	—	2,176

Income (loss) before taxes	6,671	(24)	—	34,651	—	41,298
Income taxes	(2,496)	9	—	(9,833)	—	(12,320)

Income (loss) after taxes	4,175	(15)	—	24,818	—	28,978
Minority interests	—	—	—	(53)	—	(53)
Equity in earnings of affiliates	—	—	—	672	—	672
Equity in earnings of subsidiaries	25,437	29,612	—	—	(55,049)	—

Income from continuing operations	29,612	29,597	—	25,437	(55,049)	29,597
Discontinued operations	(10,030)	(33,663)	16,551	(10,030)	3,509	(33,663)

Net income (loss)	19,582	(4,066)	16,551	15,407	(51,540)	(4,066)
Retained earnings (deficit) at beginning of period	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(7,500)	(3,235)	—	—	7,500	(3,235)

Retained earnings at end of period	$135,577	$160,194	$—	$152,342	(287,919)	$160,194

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash used for operating activities	$(2,597)	$(4,211)	$—	(65,407)	$—	$(72,215)
Cash flows from investing activities
Property, plant and equipment
- additions	(7,504)	—	—	(19,806)	—	(27,310)
- disposals	—	—	—	283	—	283

Net cash used for continuing operations	(7,504)	—	—	(19,523)	—	(27,027)
Net cash from discontinued operations	—	—	—	1,034	—	1,034

Cash used for investing activities	(7,504)	—	—	(18,489)		(25,993)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	13,596	—	13,596
Repayment of long-term borrowings	—	—	—	(6,961)	—	(6,961)
Net change in short-term borrowings	18,021	—	—	71,451	—	89,472
Dividends received /( paid)	(7,500)	4,265	—	—	—	(3,235)
Other	—	147	—	—	—	147

Cash provided by financing activities	10,521	4,412	—	78,086	—	93,019

Effect of exchange rate changes on cash	—	—	—	650	—	650

Increase (decrease) in cash for year	420	201	—	(5,160)	—	(4,539)
Cash at beginning of year	463	54	—	26,053	—	26,570

Cash at end of period	$883	$255	$—	$20,893	—	$22,031

Interest	$3,318	$1,615	$—	$6,181		$11,114
Income taxes	—	1,180	—	7,280		8,460

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$598	$137	$—	$31,183	$—	31,918
Receivables	16,770	3	—	151,980	—	168,753
Intercompany receivables	124,197	35,199	—	11,497	(170,893)	—
Inventories	83,603	—	—	164,098	—	247,701
Assets of discontinued operations	—	—	—	137,937	—	137,937
Prepaid expenses	2,578	382	—	2,282	—	5,242
Marketable securities	—	1	—	1,190	—	1,191

Current assets	227,746	35,722	—	500,167	(170,893)	592,742
Property, plant and equipment	34,890	—	—	108,612	—	143,502
Investment in subsidiaries	152,869	244,040	15,132	156,064	(568,105)	—
Investment in affiliates	—	—	—	6,641	—	6,641
Other noncurrent assets	1,238	14,015	—	20,489	—	35,742

Total assets	$416,743	$293,777	$15,132	$791,973	($738,998)	$778,627

Liabilities
Short-term borrowings	$54,968	$—	$—	$201,238	$—	$256,206
Current portion of long-term debt	—	—	—	5,679	—	5,679
Accounts payable and accrued liabilities	13,395	1,925	—	80,145	—	95,465
Liabilities of discontinued operations	—	—		26,436	—	26,436
Intercompany accounts payable	40,898	14,276	906	114,813	(170,893)	—
Taxes accrued	7,096	(4,410)	—	12,202	—	14,888

Current liabilities	116,357	11,791	906	440,513	(170,893)	398,674
Long-term debt	65,177	—	—	13,737	—	78,914
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,570	990	—	6,080	—	16,640
Deferred income taxes	(1,710)	(376)	—	5,980	—	3,894

Total liabilities	189,394	57,456	906	466,310	(170,893)	543,173

Minority interests	—	—	—	1,890	—	1,890

Shareholders’ equity
Common stock	993	3,222	32,404	166,365	(199,762)	3,222
Additional paid-in capital	130,860	108,391	—	60,564	(191,424)	108,391
Unearned restricted stock plan compensation	(779)	(556)	—	(1,978)	—	(3,313)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	110,959	160,961	(15,102)	129,982	(225,839)	160,961
Accumulated other comprehensive loss	(14,684)	(31,447)	(3,076)	(31,160)	48,920	(31,447)

Total shareholders’ equity	227,349	236,321	14,226	323,773	(568,105)	233,564

Total liabilities and equity	$416,743	$293,777	$15,132	$791,973	($738,998)	$778,627

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third quarter ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$58,612	$—	$—	$210,785	$(57,942)	$211,455
Cost of sales:
Materials services and supplies	47,881	—	—	182,981	(57,942)	172,920
Interest	232	—	—	3,140	—	3,372

Gross profit	10,499	—	—	24,664	—	35,163
Selling, general and administrative expenses	4,214	1,253	—	11,121	—	16,588
Other interest expense	1,963	826	—	(1,607)	—	1,182
Other income (expense), net	30	2,699	—	(1,640)	—	1,089

Income before taxes	4,352	620	—	13,510	—	18,482
Income taxes	(1,662)	(236)	—	(4,610)	—	(6,508)

Income after taxes	2,690	384	—	8,900	—	11,974
Equity in earnings of affiliates	—	—	—	—	—	—
Equity in earnings of subsidiaries	8,900	11,590	—	—	(20,490)	—

Income from continuing operations	11,590	11,974	—	8,900	(20,490)	11,974
Discontinued operations	—	(1,337)	(1,337)	(42)	1,379	(1,337)

Net income (loss)	11,590	10,637	(1,337)	8,858	(19,111)	10,637
Retained earnings (deficit) at beginning of period	99,369	151,167	(13,765)	121,124	(206,728)	151,167
Common stock dividends	—	(843)	—	—	—	(843)

Retained earnings (deficit) at end of period	$110,959	$160,961	$(15,102)	$129,982	$(225,839)	$160,961

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non-Guarantors)	Eliminations	Total
Sales	$156,127	$—	$—	$603,779	$(191,547)	$568,359
Cost of sales:
Materials services and supplies	126,387	—	—	517,399	(191,547)	452,239
Interest	582	—	—	8,982	—	9,564

Gross profit	29,158	—	—	77,398	—	106,556
Selling, general and administrative expenses	11,121	4,490	—	35,086	—	50,697
Other interest expense	5,691	2,518	—	(4,933)	—	3,276
Other income (expense), net	109	7,115	—	(4,151)	—	3,073

Income before taxes	12,455	107	—	43,094	—	55,656
Income taxes	(4,741)	(32)	—	(15,844)	—	(20,617)

Income after taxes	7,714	75	—	27,250	—	35,039
Equity in earnings of affiliates	—	—	—	100	—	100
Equity in earnings of subsidiaries	27,350	35,064	—	—	(62,414)	—

Income from continuing operations	35,064	35,139	—	27,350	(62,414)	35,139
Discontinued operations	—	(4,636)	(4,636)	(3,340)	7,976	(4,636)

Net income (loss)	35,064	30,503	(4,636)	24,010	(54,438)	30,503
Retained earnings (deficit) at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(2,354)	—	(454)	454	(2,354)

Retained earnings (deficit) at end of period	$110,959	$160,961	$(15,102)	$129,982	(225,839)	$160,961

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2002

(In thousands; unaudited)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non-Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$(7,830)	$8,548	$—	(56,319)	$—	$(55,601)
Cash flows from investing activities Property, plant and equipment
- additions	(18,207)	—	—	(10,248)	—	(28,455)
- disposals	3	—	—	293	—	296

Cash used for continuing operations	(18,204)	—	—	(9,955)	—	(28,159)
Cash used for discontinued operations	—	—	—	(22)		(22)

Cash used for investing activities	(18,204)	—	—	(9,977)		(28,181)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	7,645	—	7,645
Repayment of long-term borrowings	—	—	—	(15,307)	—	(15,307)
Net change in short-term borrowings	43,049	—	—	80,777	—	123,826
Buyback of long-term debt	(18,952)	(4,791)	—	—	—	(23,743)
Dividends paid	—	(2,354)	—	—	—	(2,354)
Other	—	(1,345)	—	1,377	—	32

Cash provided by (used for) financing activities	24,097	(8,490)	—	74,492	—	90,099

Effect of exchange rate changes on cash	—	—	—	917	—	917

Increase (decrease) in cash for year	(1,937)	58	—	9,113	—	7,234
Cash at beginning of year	2,535	79	—	22,070	—	24,684

Cash at end of period	$598	$137	$—	$31,183	—	$31,918

Interest	$4,560	$1,633	$—	$4,293		$10,486
Income taxes	1,281	7,760	—	7,330		16,371

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results of Operations (in thousands)

	Third Quarter Ended December 31			Nine Months Ended December 31
	2003	2002	Increase / (Decrease)	2003	2002	Increase / (Decrease)
Sales	$191,016	$211,455	$(20,439)	$575,185	$568,359	$6,826
Gross profit	28,399	35,163	(6,764)	99,077	106,556	(7,479)
Selling general and administrative expenses	19,610	16,588	3,022	56,918	50,697	6,221
Income taxes	2,818	6,508	(3,690)	12,320	20,617	(8,297)
Income from continuing operations	6,446	11,974	(5,528)	29,597	35,139	(5,542)
Loss from discontinued operations	(2,815)	(1,337)	1,478	(33,663)	(4,636)	29,027
Net income (loss)	3,631	10,637	(7,006)	(4,066)	30,503	(34,569)

Executive Summary

In general, the supply/demand models for flue-cured and burley styles of tobacco indicate a relatively balanced position globally. There is still an oversupply condition for the oriental styles. Most of the oriental oversupply is held by the Turkish monopoly.

The Euro has continued to strengthen against the dollar during the course of this fiscal year. While most tobacco sales are denominated in dollars, local country operating costs, including the purchasing and processing costs for tobaccos, may be incurred in local currency.

The company has completed the construction and start-up of a new joint-venture processing facility in Indonesia in the quarter ended December 31, 2003.

Discontinued operations

During the last quarter of fiscal 2002, the Company decided to close and dispose of wool units in South Africa, New Zealand, Argentina and the specialty fibers business in Holland. By September 30, 2003, the sales of the Companies in South Africa and New Zealand, the trade assets of Argentina and the specialty fibers business in Holland had been substantially completed.

Despite the decision in fiscal 2002 to shrink our wool division and focus on its core markets while also reducing divisional overheads, trading conditions remained difficult, resulting in continual losses. This is particularly true in the initial processing stages for the apparel industry. Given the continuing uncertainty of an adequate turnaround leading to acceptable returns for our shareholders, we have made the strategic decision to focus on our core tobacco operations. Accordingly, during the second quarter of the current fiscal year we decided to exit all of our remaining wool operations. These operations are in Australia, UK, Chile, France and Germany. We are currently in discussions with various prospective purchasers for these operations and have identified these assets as held for sale. The wool operating units are available for immediate sale and the expectation is that the exit plan will be completed without significant changes. We expect to complete the process of selling/liquidating these units by September 30, 2004.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, we will not retain a financial interest and we have not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. The Company will continue to guarantee the debt of the wool units until disposition, at which time we do not expect to provide any guarantees for the obligations or commitments of the wool units.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, since the existing debt of the wool units is guaranteed by the Company, we have not included any such debt in liabilities of discontinued operations.

The wool trading loss for the quarter and nine months, excluding the loss to discontinue the operations, was $2.8 and $7.0, million respectively, versus $1.3 and $4.6 million in the prior year periods. The estimated loss of disposition recorded for the nine months to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the quarter and nine months was $0.20 and $2.47, respectively, versus a loss of $0.10 and $0.34 in the prior year periods.

The estimated loss to discontinue the wool operations of $26.6 million has been recorded in the nine months ended December 31, 2003, as the carrying amount of the net assets of the wool units exceeded the fair value less estimated disposal costs. The fair value was determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

Continuing operations

Sales for the quarter ended December 31, 2003 were $191.0 million, a decrease of 9.7% from $211.5 million a year earlier. For the nine months sales were up 1.2% from $568.4 million to $575.2 million. Volume for the current quarter was down 8.3% and was level for the nine months when comparing with the prior year periods. The average sales value per kilo for the current quarter was down 3.6% and for the nine months was up 1.2% over the prior year periods. Shipments for the quarter from Brazil, China, Italy, Kenya and Zimbabwe were lower than prior year period due to increased shipments in earlier quarters and reduced quantities available from Brazil and Zimbabwe due to lower crops. For the nine months lower shipments from Greece, Spain, the US and Zimbabwe were offset by increased shipments from Argentina, Italy, Thailand and Turkey.

Gross profit for the quarter and nine months was $28.4 million and $99.1 million versus $35.2 million and $106.6 million, respectively, in the prior year periods. The variances were mainly due to sales mix and reduced margins in European tobaccos due to approximately 21% appreciation of Euro against the US Dollar. Selling, general and administrative expenses for the quarter and nine months were higher than the prior year periods. For the quarter these were mainly due to inflationary increases of $0.8 million, the effect of the weak dollar against other currencies in which certain expenses were incurred of $0.7 million, legal and professional fees of $0.6 million, pension and medical expenses of $0.4 million and $0.5 million relating to new operations in Indonesia and Malawi. For the nine months, these were mainly due to inflationary increases of $2.5 million, the effect of the weak dollar against other currencies in which certain expenses were incurred of $2.0 million, legal and professional fees and expenses relating to new operations of $1.3 million and pension and medical expenses of $0.8 million. The reduction in other income (expense)—net was mainly due to reduced interest income during the current nine months and to the fact that the prior period nine months included insurance recoveries.

The effective tax rate decreased to 30.1% and 29.8% for the current quarter and nine months from 35.2% and 37.0% respectively, in the corresponding periods a year earlier. This was due to the payment of withholding taxes on dividends from subsidiary companies in the prior year periods and variances in tax rates in areas where profits were earned or losses were incurred.

Income from continuing operations for the quarter and nine months was $6.4 million and $29.6 million, respectively, versus $12.0 million and $35.1 million in the prior year periods. The basic earnings per share from continuing operations for the quarter was $0.47 versus $0.89 in the prior year period. Basic earnings per share from continuing operations for the nine months was $2.18 versus $2.61 in the prior year’s period.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

The net income for the quarter was $3.6 million and the net loss for the nine months was $4.1 million or $0.27 and $(0.29) per share basic versus net income for the quarter and nine months after the discontinued operations in the prior year periods of $10.6 million and $30.5 million or basic earnings per share of $0.79 and $2.27 respectively.

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows

(in millions, except for current ratio)	Nine months ended December 31		Year ended March 31 2003
	2003	2002
Cash	$22,031	$31,918	$26,570
Short-term borrowings	271,575	256,206	182,103
Working capital	176,720	194,068	196,919
Current ratio	1.41 : 1	1.49 : 1	1.54 : 1
Long-term debt	128,205	123,965	123,723
Capital expenditures	27,310	28,455	36,223
Depreciation and amortization expense	13,109	12,757	16,886

Working capital at December 31, 2003 was $176.7 million, a decrease of $17.4 million compared to $194.1 million a year earlier. Capital expenditures during the 2003 nine months of $27.3 million consisted of routine capital expenditures mainly in the U.S., Indonesia, Italy, Malawi, Brazil and Turkey. Cash used for operating activities during the period totaled $72.2 million mainly due to seasonal increases in inventories of $55.5 million, receivables of $35.7 million and reduction in payables of $39.1 million and partly offset by net cash flows from discontinued operations. We continue to closely monitor our inventory levels, which fluctuate, depending on seasonal factors and the timing of deliveries to customers.

On August 26, 2002, our major tobacco subsidiaries amended their global revolving bank credit facility. The facility was decreased from $230.0 million to $210.0 million. The maturity date was extended from July 31, 2003 to July 31, 2005. Financial covenants and other terms and conditions were essentially unchanged. Borrowings under the facility continue to be guaranteed by us and are secured by substantially all of the assets of the borrowers. Certain debt agreements to which we and our subsidiaries are parties contain financial covenants that could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $44.8 million of retained earnings available for distribution as dividends at December 31, 2003.

We continue to guarantee the debt of the wool units up to their actual disposition and accordingly have not included the wool debt in the liabilities of discontinued operations. At December 31, 2003, this amounted to $58.2 million. We believe that the disposition of the wool operations will not have a material impact on our overall liquidity needs. Based on the outlook for the business for the next twelve months, we anticipate that we will be able to service the interest and principal on our indebtedness, maintain adequate working capital and provide for capital expenditures out of operating cash flow and available borrowings under our credit facilities.

Contractual Obligations

We have tobacco purchase obligations that result from contracts with growers to buy either specified quantities of tobacco or the grower’s total tobacco production. This is a normal and routine practice in our industry in some areas, notably South America. At December 31, 2003 we had contractual obligations with tobacco growers in Brazil to purchase tobacco for approximately $88.0 million.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which we have little or no control. These include changes in timing of shipments, weather, demand for and supply of leaf tobacco and wool, tobacco litigation or legislation, customer consolidations, changes in general economic conditions, political risks and changes in government regulations. Additional information regarding these factors is contained in our other Securities and Exchange Commission filings, copies of which are available upon request from us. We assume no obligation to update any of these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003, we are exposed to market risk primarily related to foreign exchange and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, we enter into derivative financial instruments. The objective is to reduce, where we deem appropriate, fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Our market risk has not changed substantially since March 31, 2003.

Item 4.	Controls and Procedures

(a)	As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b)	No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and now pending in the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit is a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. In May 2003, we along with several other domestic cigarette manufacturers and tobacco-leaf dealers, entered into a settlement agreement with the plaintiffs. Under the agreement, we agreed to pay $7 million for distribution of the class. The total amount paid by all the settling defendants, to the class is approximately $212.0 million, plus commitments by the three settling cigarette manufacturers (1) to purchase certain volumes of domestic flue-cured and burley tobacco for at least 10 years and (2) to pay the fees of plaintiffs’ counsel. The court approved the settlement agreement in October 2003, and we made our agreed payment on October 16, 2003.

In October 2001, the Director General – Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on twenty entities within the Spanish leaf tobacco industry, including Standard Commercial Corporation (the “Company”) and three of its subsidiaries, a Statement of Objections (the “Statement”) alleging certain infringements of the antitrust laws of the European Union. We are in the process of responding to the Statement and will continue to cooperate in the investigation. Through the Statement, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anticompetition laws. The Company expects that those penalties could be material to the Company’s earnings. DG Comp has, however, indicated that there may be mitigating circumstances resulting from the regulation of the Spanish tobacco market. The Company is currently unable to assess the amount of such penalties, but expects that the mitigating factors in the market, along with its cooperation with the DG Comp, could result in a reduction in any penalties imposed.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

PART II – OTHER INFORMATION Continued.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description

11	Computation of earnings per common share

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

•	November 6, 2003 under Item 12 to report the September 30, 2003 fiscal quarter operating and financial results.

•	November 13, 2003 under Item 5 to report that the Board of Directors had approved a quarterly cash dividend of $0.0875 per share on our common shares and the appointment of H. Carl McCall to our Board of Directors.

•	December 19, 2003 under Item 5 to report that in respect of the Spanish investigation, on December 15, 2003, the Director General – Competition of the European Commission served on twenty entities within the Spanish leaf tobacco industry, including us and three of our subsidiaries, a Statement of Objections (the “Statement”) alleging certain infringements of the antitrust laws of the European Union and we are in the process of responding to the Statement and will continue to cooperate in the investigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD COMMERCIAL CORPORTATION (Registrant)

Date: February 9, 2004	By:	/s/ Robert E. Harrison

Robert E. Harrison Chief Executive Officer

	By:	/s/ Robert A. Sheets

Robert A. Sheets Chief Financial Officer