Form 10-K
period 2004-03-31
STANDARD COMMERCIAL CORP
filed 2004-06-14
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

At September 30, 2003, there were 13,620,240 shares of the registrant’s common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant based on the New York Stock Exchange closing price on September 30, 2003, was approximately $248 million.

At June 10, 2004, there were 13,683,398 shares of the registrant’s common stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders currently scheduled to be held on August 10, 2004 are incorporated by reference into Part III this Form 10-K.

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipate,” “believe,” “estimate,” “expect”,”plan,” “intend” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward-looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements, including:

•	Unforeseen changes in shipping schedules;

•	The balance between supply and demand for our products;

•	Movement in currency exchange rates;

•	Continued consolidation among our tobacco product manufacturer customers;

•	Market, economic, political and weather conditions in the United States and worldwide;

•	Tobacco litigation and governmental investigations; and

•	The other factors discussed in this report.

In evaluating these forward-looking statements, you should specifically consider the risks described above and in other parts of this report, including the sections captioned “Risks Relating to Our Operations,” “Risks Relating to the Tobacco Industry,” “Risks Relating to Our Wool Operations” and “Risks Relating to Owning Our Stock” under “ITEM 1. BUSINESS.” These factors might cause our actual results to differ materially from any forward-looking statement.

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

General

We are the third largest independent leaf tobacco merchant in the world. Founded in 1910, we have developed an international network through which we purchase, process, store, sell and ship tobacco grown in over 30 countries, servicing cigarette manufacturers from 22 processing facilities strategically located throughout the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States; Brazil; Malawi; and Turkey. Our revenues primarily comprise sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our customers include all of the world’s leading manufacturers of cigarettes and consumer tobacco products, such as Philip Morris, RJR Tobacco, British American Tobacco (BAT), Japan Tobacco and Imperial Tobacco. These customers are located in approximately 85 countries throughout the world. In the fiscal year ended March 31, 2004, approximately 21.1% of our sales were to customers located in the United States, approximately 41.6% were to customers located in Europe and the remainder were to customers located in Asia, Africa and elsewhere. We do not manufacture cigarettes or other consumer tobacco products.

We have historically been engaged in purchasing, processing and selling various types of wool. However, in the last quarter of fiscal 2002 we determined to discontinue our wool operations in four of our smaller markets because of weak market conditions in the industry. During fiscal 2003, we sold or closed these four wool units. In September 2003, to better focus on our core tobacco business, we determined to exit our remaining wool operations as industry conditions remained distressed. Of the remaining wool operations, the unit in Australia was sold in fiscal 2004, the mill in France was closed in April 2004 and negotiations are progressing for the sale of the remaining operations which are expected to be sold by September 30, 2004. In addition to operating losses of $12.9 million incurred by the wool units during fiscal 2004, estimated losses on disposal totaling $33.3 million were recorded as the carrying value of the net assets of the units exceeded their fair value less estimated disposal costs.

You can find financial information on our geographic sources in Note 17 to our audited consolidated financial statements and locations of our business and properties in Item 2 included in this report. We do not own any material patents, trademarks, licenses, franchises or concessions, nor do we engage in any significant research activity.

The Leaf Tobacco Industry

The Food and Agriculture Organization of the United Nations, or FAO, in a 2003 study, reports worldwide demand for tobacco products increased between 1970 and 2000, resulting in leaf tobacco consumption increasing at a 2.0% compound annual growth rate for the period. Increased tobacco consumption in developing countries offset declining consumption in developed countries. The FAO and the Tobacco Merchants Association, or TMA, project worldwide consumption of tobacco will continue to increase at a compound rate of 0.5% to 1.0% per year through 2010 due to continued population growth and rising disposable income in the developing countries.

Cigarettes account for over 95% of global tobacco consumption. In recent years, American-blend cigarettes have been gaining market share throughout the world because they contain less tar and nicotine, have a milder taste, enjoy a strong brand image and western caché and are being heavily marketed by expanding multinational manufacturers. This growth is displacing traditional cigarettes in many markets, such as the dark tobacco cigarettes in France and Spain, the 100% oriental tobacco cigarettes consumed throughout Russia and the former Eastern bloc countries and indigenous smoking products such as bidis in India and kreteks in Indonesia. American-blend cigarettes contain a blend of three styles of tobacco. The exact blend varies according to each manufacturer’s recipe, but American-blend cigarettes typically contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco. Another style cigarette gaining share in India and China is the English-blend style - also referred to as “Virginia” cigarettes - which generally contains 100% flue-cured tobacco.

Multinational cigarette manufacturers, with one principal exception, rely primarily on global leaf tobacco merchants like us to process and supply leaf tobacco used in manufacturing cigarettes. Leaf tobacco merchants select, purchase, process, store, pack and ship tobacco, and, in a growing number of emerging markets, provide agronomy expertise and financing to farmers growing leaf tobacco. Currently, we are one of three major independent global tobacco leaf merchants, with the capability to source tobacco on a worldwide basis.

We believe the following are important trends impacting the leaf tobacco industry:

Increased Preference for American-Blend Cigarettes. American-blend cigarettes, the predominant type of international brand cigarette, have gained market share in several major non-U.S. markets, including Asia (particularly Pacific Rim countries), Europe and the Middle East in recent years. According to the TMA, currently, American-blend styles accounted for 36% of all cigarettes consumed in 2003, and this percentage is expected to increase over the next decade. The TMA expects the rate of growth for American-blend cigarettes to outpace the growth of other styles, increasing at slightly over 1.0% per year. The global market penetration of international brand cigarettes is causing an increased demand for export quality blended tobacco.

Expansion of Non-U.S. Operations of Multinational Cigarette Manufacturers. Several multinational cigarette manufacturers have expanded their operations throughout the world, including in Africa, Asia, Central and Eastern Europe and the former Soviet Union, in order to increase presence in these markets. This expansion has been prompted, in part, by the privatization of former government-run tobacco monopolies in the former Eastern bloc and in Asia, and should continue as the Association of Southeast Asian Nations, or ASEAN, Free Trade Agreement is implemented. As cigarette manufacturers expand their global operations, we believe there will be increased demand for local sources of leaf tobacco and local tobacco processing facilities, primarily due to tariff rates and freight costs. We also believe that the international expansion of cigarette manufacturers will cause manufacturers to place greater reliance on the services of leaf tobacco merchants like us with the ability to source and process tobacco on a global basis and to help develop higher quality local tobacco sources.

Growing Importance of Tobacco Leaf Merchants. In an effort to respond to cigarette manufacturers’ increasing demand for lower cost American-blend tobaccos, the global independent leaf tobacco merchants, including us, have made significant investments in Africa, Asia, Europe and South America, the principal sources of flue-cured, burley and oriental tobacco outside the United States. We expect this trend to continue in the foreseeable future as manufacturers continue to focus on reducing costs and as the quality of non-U.S. grown tobacco continues to improve. Cigarette manufacturers consider the global leaf merchants to be value added partners and all but one have moved away from a vertical integration strategy due to the capital intensive nature of the merchant sector, significant economies of scale and the ability of merchants to sell different parts of the tobacco leaf to customers for various cigarette blends. At the same time, our customers are experiencing increased margin pressure due to the impact of rising excise taxes on cigarette prices and the global competition for market share. As they battle for market share, they are increasingly focused on managing their cost structures and accordingly look to their leaf suppliers for assistance.

Global Market Conditions. Cigarette consumption continues to increase worldwide in part as a result of general economic improvement and tobacco market stabilization since the late 1990’s. We believe cigarette consumption also is increasing because of the change in the mix of tobaccos with which more cigarettes worldwide are produced, such as international brand and American-blend cigarettes. A 2003 study by the FAO projects that between 1998 and 2010, tobacco consumption will increase 26.9% in Africa and the Middle East, 24.2% in Eastern Europe and Russia, and 19.0% in Asia, Australia and the Far East, while it will decrease 8.9% in the Americas and decrease 3.6% in Western Europe. According to the FAO report, worldwide tobacco consumption is forecasted to grow 10.4% between 1998 and 2010.

Shift to Direct Contract Buying in the United States. Traditionally, tobacco grown in the United States was purchased on auction markets. However, beginning in 2000, the larger U.S. tobacco product manufacturers have shifted to purchasing directly from growers. The tobacco our customers purchase directly from growers, in addition to the tobacco we continue to purchase for our customers and for our own account, is still processed to customer specification in our facilities. As a result, we continue to earn and record service revenues for the processing of tobaccos purchased by our customers directly from growers. Although reported revenues have been reduced, our gross profit has not been materially affected due to a concurrent reduction in our cost structure. Profit margins from processing U.S. leaf tobacco have increased and U.S. processing volumes have been growing as we continue to be an important part of the U.S. manufacturers’ value chain. We believe this shift favors companies with relatively low overheads and significant, high quality processing capacity, and have taken steps to capitalize on this opportunity, such as our April 2002 purchase of Brown & Williamson’s Wilson, North Carolina processing facility.

Our Operations

We have developed an international network through which we purchase, process and sell tobacco. In addition to processing facilities in North Carolina, we own processing facilities in Brazil, Argentina, Malawi, Turkey, Spain, Italy and a majority ownership of a new processing facility in Indonesia. In addition, we have minority interests in processing facilities in India, Thailand, Kyrgyzstan and Zimbabwe. We have operating agreements or access to processing facilities in Brazil, Canada, China and Kenya. We also own and operate cut rolled expanded stem, or CRES, processing facilities in the U.S. and Russia.

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

Leaf tobacco merchants like us generally purchase tobacco at auction or directly from growers. Tobacco grown in Canada, India, Malawi and Zimbabwe generally is purchased at auction. Beginning in 2000, the U.S. market began shifting from auction purchases to direct contracting with growers. We estimate that 75% of the 2004 U.S. crop will be contracted. We expect most of those contracts will be between the farmer and the cigarette manufacturer, with us processing a portion of these tobaccos under long-term processing and service contracts. We generally employ our own buyers to purchase tobacco on auction markets, directly from growers and pursuant to marketing agreements with government monopolies. At present, the largest amounts of tobacco purchased by us outside the United States come from Argentina, Brazil, China, Greece, India, Italy, Malawi, Spain, Thailand, Turkey and Zimbabwe.

Although Argentina, Brazil, China, Greece, Italy, Spain, Thailand and Turkey are major tobacco producers, there are no tobacco auctions in these markets. In these markets, we buy tobacco directly from farmers, agricultural cooperatives or government agencies in advance of firm orders or indications of interest, although these purchases are usually made with some knowledge of our customers’ requirements. In some of these markets, we advance or finance the purchase of fertilizer and other supplies to assist farmers in growing the crop and are repaid with deliveries of tobacco. During fiscal 2004, the maximum aggregate amount of such advances by us outstanding at any one time was $70.6 million.

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

Strips and stems are redried and packed separately. Redrying involves further reducing the natural moisture left in the tobacco after it has been cured by the growers. The objective is to pack tobacco at safe moisture levels so that it can be stored for long periods of time. We continually perform quality control checks during processing to ensure that the product meets customer specifications as to yield, particle size, moisture content and chemistry. Customers are frequently present at the factory to monitor results while their tobacco is being processed.

Redried tobacco is packed in hogsheads, cartons, cases or bales for storage and shipment. Packed tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

We process our tobacco in four wholly-owned plants in the United States and 12 other facilities around the world that our subsidiaries or affiliates own or lease. In addition, we have access to six other processing plants in which we have no ownership interest. In all cases, tobacco processing is under the direct supervision of our personnel. We maintain modern laboratory facilities to assist in selecting tobacco for purchase and to test tobacco during and after processing.

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

The consumer tobacco business in most markets is dominated by a small number of large multinational cigarette manufacturers and by government controlled entities, all of whom are our customers. In fiscal 2004, our five largest customers accounted for approximately 62% of sales. In fiscal year 2004, three customers, Philip Morris, British American Tobacco and Japan Tobacco each accounted for more than 15% of total sales. We believe that formal purchase contracts are not customary in the global leaf tobacco industry and that agreements to purchase tobacco generally result from the supplier’s course of dealings with its customers. We have done business with most of our customers for many years. We believe that we have good relationships with our large customers; however, the loss of any one or more of these customers could have a material adverse effect on our operations.

As of March 31, 2004, we had inventory of $292.3 million, compared to $216.3 million at March 31, 2003. The level of tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco in the leaf tobacco industry.

Competition in the Leaf Tobacco Industry

The leaf tobacco industry is highly competitive. Competition among independent leaf tobacco dealers is based primarily on the price charged for products and services, the ability to meet customer demands and specifications in sourcing, purchasing, blending, processing and financing tobacco, and the ability to develop and maintain long-standing customer relationships by demonstrating a knowledge of customer preferences and requirements. Although most of our principal customers also purchase tobacco from our major leaf tobacco competitors, Universal Corp. and DIMON, Incorporated, our relationships with our largest customers span many years and we believe that we have the personnel, expertise, facilities and technology to remain successful in the industry. In addition, we believe that the consolidation of the leaf tobacco industry has provided opportunities for us to enhance our relationship with and increase sales to some cigarette manufacturers.

Worldwide Presence

United States. We own and operate a total of four processing facilities located in North Carolina and purchase tobacco from all major markets in the United States, including flue-cured tobacco markets in North Carolina, South Carolina, Virginia, Georgia and Florida, burley tobacco markets in Kentucky, Tennessee, Virginia and North Carolina, and light air-cured tobacco markets in Maryland and Pennsylvania. In the United States, flue-cured and burley tobacco historically was sold at public auction to the highest bidder. Commencing in late 2000, the U.S. market began undergoing a shift away from the auction system and moving to direct contracting. In most cases, the cigarette manufacturers contract their requirements of leaf tobacco directly with the grower. We often act as an agent to secure these contracts and receive a commission for these services. We continue to receive and process the contracted tobacco and receive fees and processing revenues from the manufacturers. We estimate that as much as 75% of the total 2004 flue-cured crop will be contracted in this manner. The remainder of the crop will continue to be sold at auction. The price of such tobacco is supported under an industry-funded federal program that also restricts tobacco production through a quota system. Tobacco grown in the United States is more expensive than most non-U.S. grown tobacco, resulting in a declining trend in exports, which we believe should be offset by increased demand for non-U.S. tobacco.

South America. We currently sell, as we have for many years, leaf tobacco produced in Brazil by Souza Cruz, a subsidiary of British American Tobacco, or BAT, that has approximately 80% of the domestic cigarette market in Brazil. During fiscal 1998, we acquired Meridional de Tobaccos Ltda., the fourth largest leaf tobacco processor in Brazil. The ownership of this operation complements our continuing long-term relationship in Brazil with Souza Cruz, and provides us with direct ownership of a processing facility in the second largest leaf tobacco growing region in the world (excluding China). In fiscal 2002, we purchased the processing assets of Nobleza Picardo, the Argentinean subsidiary of BAT, and signed a long-term processing contract for Nobleza’s domestic processed leaf requirements.

Turkey. We are one of the largest merchants of flue-cured, burley and oriental tobacco in Turkey. In Turkey the oriental tobacco market is more fragmented than the major flue-cured and burley tobacco markets in other parts of the world. During fiscal year 2001, we exchanged our 51% ownership of our subsidiary in Greece for the 49% minority ownership position of our Turkish subsidiary. We now own 100% of the Turkish subsidiary. We have decided to exit the Greek market this year, as we have been unable to find a viable business model from which to operate in Greece.

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

China, Thailand, India and Indonesia. We have provided agronomy services and funded a variety of projects in China since 1981 and believe that we are the largest independent exporter of Chinese leaf tobacco. We currently operate three government-owned tobacco processing facilities in China. We operate through strategic alliances with the Chinese government tobacco monopoly. We are also one of the leading exporters of flue-cured, burley and oriental leaf tobacco from Thailand, which we purchase directly from farmers or in some cases from middlemen or curers. Flue-cured tobacco is grown mainly in northern Thailand, burley tobacco is grown in central Thailand and oriental leaf tobacco is grown in northeast Thailand. We currently process tobacco in Thailand in two facilities in which we own a minority interest. In India, an emerging source of low-cost filler tobacco, we purchase primarily flue-cured tobacco. We own a minority interest in a processing facility in Guntur, India. In October 2003, we completed and put into service a joint venture tobacco processing facility in Indonesia.

Other Non-U.S. Operations. We also have non-U.S. subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world, including Italy, Kenya, Spain and the Congo.

Our Wool Operations

We have historically been a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, we own and operate an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. We do not raise sheep or produce textile products.

In fiscal 2002, as a result of weak market conditions in the industry, we decided to scale back our operations to the core markets of Australia, France, Germany, Chile and the U.K. Accordingly, in fiscal 2003 we sold or closed our South Africa, New Zealand and Argentine units, as well as our specialty fibers operation in Holland and have exited those markets. In September 2003, we decided to exit the wool industry entirely. We sold our operations in Australia in March 2004, the mill in France was closed in April 2004 and negotiations are progressing for the sale of the remaining operations which are expected to be sold by September 30, 2004.

Employees

At March 31, 2004, we had a total of 3,808 full-time employees, including 303 in the United States and 768 full-time employees in affiliated companies. As of that date, 3,463 of our full-time employees were in the tobacco business and 345 were in the wool business. Our tobacco business typically employs an additional 9,500 to 10,000 part-time employees during peak production periods.

Our principal subsidiary in the United States has a collective bargaining agreement with a union covering the majority of our hourly employees, many of whom are seasonal. The agreement expires on March 31, 2005. We believe our relations with our employees covered by this agreement are good. Our employees at our French wool plant also are represented by labor unions under an agreement subject to renewal every December 31. We reached an agreement with the French workers as to the implementation of a social plan including the payment of termination benefits, in conjunction with the closure of the French mill in April 2004.

Risks Relating to Our Operations

Our financial results will vary according to growing conditions, customer requirements and other factors.

Our financial results, particularly the quarterly financial results, might be significantly affected by fluctuations in tobacco growing seasons and crop sizes, which are dependent upon a number of factors, including governmental agricultural programs in some countries, availability of shipping, and the weather and other natural events, such as hurricanes, tropical storms or droughts.

Further, because of the timing and unpredictability of customer requirements, orders and shipments, we keep tobacco in inventory, which increases our risk and results in variations in quarterly and annual financial results. We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the shipment of the product to customers. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results might vary significantly depending on our customers’ needs and shipping instructions.

Fluctuations in currency exchange and interest rates could adversely affect our results of operations.

Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of non-U.S. currencies can significantly affect our operating results.

In addition, the devaluation of non-U.S. currencies, particularly Asian and Eastern European currencies, has resulted and might in the future result in reduced purchasing power of customers in these areas. We might incur a loss of business as a result of the devaluation of these currencies now or in the future.

Various of our outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt, as of March 31, 2004, a 1% change in interest rates would have the effect of increasing or decreasing our annual interest expense by approximately $1.4 million. Substantially all of our long-term borrowings are denominated in U.S. dollars and carry fixed interest rates.

The shift to direct buying of green tobacco by many of our U.S. customers could have an adverse effect on our results of operations.

Our sales have been and will continue to be affected by the shift to direct contract buying in the United States. Traditionally in the United States, we took ownership of all green tobacco we purchased, then processed and resold that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, which began with the 2000 U.S. burley crop, major U.S. customers began purchasing green tobacco directly from the growers. Although we expect that the tobacco purchased directly from growers by our customers will continue to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record revenue associated with its resale. With the shift to direct contract buying, our U.S. sales were negatively impacted in fiscal 2002, 2003 and 2004. We expect to continue to earn and record service revenues for the processing of all such tobaccos for our customers. We do not expect that our gross profit will be materially affected by the shift to direct contract buying by our customers, although sales revenues have been and will continue to be reduced. In addition, although we expect to purchase the majority of our own flue-cured and burley crop requirements through direct contract buying, we will still need to maintain a buying presence in the residual auction markets, which could affect our ability to manage our costs.

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

The leaf tobacco industry is highly competitive. We are one of three global competitors in the leaf tobacco industry. Competition among leaf tobacco merchants is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Our reliance on a small number of significant customers could adversely affect our results of operations.

Our customers are manufacturers of cigarette and tobacco products in many countries around the world. Several of these customers individually account for a significant portion of our sales in a normal year. Of our sales in fiscal 2004, 2003 and 2002, approximately 62%, 62% and 59%, respectively, represented sales to our five largest customers. In fiscal 2004, 2003 and 2002, one customer accounted for 18%, 16% and 10% respectively, of our total sales. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease our customers’ demand for our leaf tobacco or processing services. The loss of or a substantial reduction in the services provided to any one or more of our customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 30 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including terrorism, unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of non-U.S. subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers.

We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations throughout the world, including Argentina, Brazil, Malawi, Zimbabwe, Turkey, Italy and Thailand. In recent years, some of these countries’ economic problems have received wide publicity related to devaluation of the local currency and inflation. While devaluation can affect our purchase costs of tobacco and our processing costs, it has not and is not expected to affect adversely our ability to export tobacco from these countries.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy. The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe. Should the current political situation continue, we would experience further disruptions and delays associated with our Zimbabwe operations. The volume of the 2004 tobacco crop is projected to decline by approximately 25% in comparison to the prior year crop. If the political situation continues to deteriorate, our ability to recover our assets there could be impaired. Our Zimbabwe subsidiary had long-lived assets of approximately $0.6 million as of March 31, 2004.

Argentina is in a period of political and economic uncertainty. We purchase and process Argentine tobacco for export and we process the domestic Argentine crop requirements of Nobleza Picardo, a subsidiary of British American Tobacco, under a long-term processing contract. We do not foresee any material effects on our operations as a result of Argentina’s current instability. However, we continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

We do business in countries that have tax regimes in which the rules are not clear or not consistently applied. This is especially true with regard to international transfer pricing. We have not had any significant exposure to date as a result of these risks. However, our results of operations could be adversely impacted by the uncertain and changing nature of these tax regimes.

Our adoption and application of recent standards in financial accounting could negatively affect our earnings.

Effective April 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as foreign exchange contracts, in our consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We use forward contracts to mitigate our exposure to changes in non-U.S. currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings. We have not used interest rate swaps to mitigate our exposure to changes in interest rates. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of hedging instruments can be expected to appreciate or depreciate over time. We plan to continue the practice of economically hedging various components of our debt. However, as a result of SFAS No. 133, such hedging instruments might create volatility in future reported earnings. In accordance with the transition provisions, in fiscal 2002, we recorded a cumulative effect loss adjustment of $2.1 million net of tax in other comprehensive income.

In addition, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002. As a result of adoption of SFAS No. 142, we no longer amortize goodwill and intangible assets, which resulted in increased earnings of approximately $1.5 million in fiscal 2003. However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.

Our operations could subject us to significant liability under environmental laws and regulations.

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. laws, rules and regulations relating to pollution and protection of the environment, including those governing air emissions, wastewater discharges, storage, treatment and disposal of wastes and remediation of contaminated sites. From time to time our facilities are subject to investigation by governmental regulators. Failure to comply with environmental requirements can result in fines and penalties and in certain cases may impede our ability to operate. Our wool scouring and top making operations involve discharges of significant amounts of wastewater effluent, which could subject us to significant liability, fines and clean-up obligations in the event of non-compliance with applicable requirements, including unpermitted spills. Generally, we would remain liable for any noncompliant discharge even if we sold or terminated these operations. Also historical practices at our current or former facilities may have resulted in releases of hazardous materials which could give rise to clean-up obligations in the future. We believe we are in material compliance with all applicable environmental requirements and, based on available information, do not anticipate any material environmental costs. However, there can be no assurance that changes in environmental laws and regulations or in their enforcement, or discovery of previously unknown contamination or other liabilities relating to our properties and operations, could not result in material costs and negatively impact our financial condition.

Terrorist attacks on the United States or its allies and their interests at home and abroad, the continuing fear of future attacks and the expansion of hostilities might have unpredictable adverse effects on global economic conditions, the financial markets and our business and results of operations.

The September 11, 2001 terrorist attacks on the United States, the continuing fear of future attacks, the war in Iraq and unrest in the Middle East have caused uncertainty and volatility in the U.S. and international economies and financial markets. Terrorist attacks have been aimed at foreigners, including Americans, and might also be targeted against U.S. businesses operating abroad such as us or U.S. allies. Further terrorist attacks against the United States or U.S. businesses operating outside of the United States may occur, or other hostilities could develop based on the current international situation. We cannot predict what affect the international terrorist threat, including war and other retaliatory measures that have been taken, and those that might be taken in the future, might have on global economic conditions, the financial markets, or on our business and results of operations.

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry continues to face a number of issues that might reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:

•	governmental actions seeking to make tobacco product manufacturers liable for adverse health effects associated with smoking and exposure to environmental tobacco smoke;

•	smoking and health litigation against tobacco product manufacturers;

•	possible tax increases on consumer tobacco products;

•	current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;

•	governmental and private bans and restrictions on smoking;

•	actual and proposed price controls and restrictions on imports;

•	restrictions on tobacco product manufacturing, marketing, advertising and sales;

•	the diminishing social acceptance of smoking;

•	increased pressure from anti-smoking groups; and

•	other tobacco product legislation that might be considered or enacted.

Tobacco litigation may reduce demand for our services.

Our primary customers, the leading cigarette manufacturers, face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. The cumulative effect of the lawsuits on our customers could reduce their demand for tobacco from us. These lawsuits have been and continue to be brought by (1) individuals and classes of individuals alleging personal injury, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars.

It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers, or the extent to which these actions might adversely affect our customers, their demand for our products or our business generally. Unfavorable outcomes in pending cases could encourage the commencement of additional litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco product industry continue to receive widespread media attention. These developments might negatively affect the perception of potential judges and juries with respect to the tobacco product industry, possibly affecting the outcome of litigation. Although we are not a party to this litigation, determinations that are adverse to the manufacturers could adversely affect their purchases as our customers.

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services.

In recent years, members of the U.S. Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the U.S. Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco product advertising. It is not possible to determine the outcome of these regulatory initiatives, or to predict what, if any, other governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

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

A number of nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Singapore, some countries of the European Union and other countries. Further, the World Health Organization and its member states are negotiating a proposed Framework Convention for Tobacco Control, which would require signatory nations to enact legislation that would require, among other things: specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers. It is impossible to predict the extent to which these and any additional restrictions might affect our business.

Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales might not continue and that existing sales might decline. We cannot predict the extent to which any of these issues might affect our business.

We have been, and continue to be, subject to governmental investigations into, and litigation concerning leaf tobacco industry buying practices.

From time to time, the leaf tobacco industry has been the subject of government investigations and private litigation regarding trade practices.

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including our company and three of our subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including our company and one of our subsidiaries. We have responded to the Statement regarding the Spanish investigation and to the Statement regarding the Italian investigation and will continue to cooperate in the investigations. Through the Statements, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anticompetition laws. We expect to be assessed penalties in the cases and expect that the penalties could be material to our earnings. DG Comp has, however, indicated that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp. We are currently unable to assess the amount of such penalties, but expect that the mitigating factors could result in a reduction in any penalties imposed.

In February 2001, we were named as a defendant in a class action claim brought on behalf of U.S. tobacco growers alleging that major cigarette manufacturers and certain leaf tobacco merchants violated U.S. antitrust laws by bid-rigging tobacco auctions and conspiring to undermine the tobacco quota and price support program administered by the Federal government. We, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded us a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement. On April 22, 2004, the case was settled and the settlement approved by the Court as to the remaining defendant.

Adverse determinations in these or similar proceedings might negatively impact our financial condition and results of operations.

Risks Relating to Our Wool Operations

We might incur charges to earnings as we sell or close our wool operations.

In fiscal 2002, we began the process of selling or closing our wool business. We still have remaining wool operations in France, Germany, United Kingdom and Chile. We expect to sell these operations by September 30, 2004. While we are currently negotiating with prospective purchasers, there is a risk that these negotiations may fail to result in a sale. Even if an agreement is reached, the sale may result in an additional loss. Likewise, if we are forced to seek new prospective purchasers, we may have to sell these operations at an additional loss. Although we have estimated losses on disposal totaling $33.3 million, if we do not dispose of these operations as planned, it could result in additional losses on disposition which could materially adversely affect our results of operations.

Risks Relating to Owning Our Stock

Anti-takeover provisions could discourage a takeover that you consider to be in your best interest or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have anti-takeover effects or prevent the removal of our current directors and management. Our charter authorizes the Board of Directors to determine the terms of up to 1,000,000 shares of undesignated preferred stock and issue them without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control of our company in order to remove our current directors and management. In addition, our Articles of Incorporation require the vote of two-thirds of our outstanding common stock to approve the merger or sale of our company. These provisions could make more difficult the removal of our current directors and management or a takeover of our company, even if the events would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions, which could adversely affect us.

The indenture governing our senior notes and our revolving credit facility contain various restrictive covenants that limit our discretion in operating our business. In particular, these agreements limit our ability to, among other things:

•	incur additional debt;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	make some types of investments;

•	create liens on our assets to secure debt;

•	engage in transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

In addition, our revolving credit facility requires us to maintain minimum tangible net worth and comply with specific liquidity and interest coverage ratios, borrowing base restrictions and debt limitations. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our senior notes and our revolving credit facility.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our revolving credit facility or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness.

Our stock price has been volatile, which makes investing in our common stock risky.

Our stock price has been volatile and might continue to be, making an investment in our common stock risky. Between March 31, 2002 and March 31, 2004, the price has varied from $14.75 to $23.00. The securities markets have experienced significant price and volume fluctuations unrelated to the performance of particular companies. In addition, the market prices of the common stock of many publicly traded companies have in the past and can in the future be expected to be volatile. In addition, the trading prices of securities of tobacco-related public companies have fluctuated widely. Announcements of tobacco-related lawsuits, tobacco-related medical findings, regulatory developments in both the United States and other countries, public concern as to the safety of tobacco products, and economic and other external factors, as well as period-to-period fluctuations in our financial results, might have a significant impact on the market price of our common stock.

ITEM 2. PROPERTIES.

Tobacco Operations

We generally conduct our tobacco processing operations in facilities near the area of production. In some places, long-standing arrangements exist with local companies to process tobacco in their plants under the supervision of our personnel. A current summary showing our or our affiliates’ principal tobacco operating properties is shown below:

LOCATION	PRINCIPAL USE	AREA (SQUARE FEET)
UNITED STATES
Wilson, NC	Factory/storage	2,304,714
King, NC	Factory	134,600
Springfield, KY	Factory/storage	352,000
TURKEY
Izmir	Factories/storage	560,000
Adapazari-Düzce	Storage	55,000
Various Oriental Region	Storage	45,000
MALAWI
Lilongwe	Factory/storage	776,000
ZIMBABWE
Harare	Factory/storage	565,800	*
Harare	Storage	233,500
THAILAND
Chiengmai	Factory/storage	864,000
Lampoon	Storage	594,000
Banphai	Factory/storage	448,000
ITALY
Caserta	Factory/storage	788,385
Capua	Storage	78,733	*
SPAIN
Benavente	Factory/storage	205,927
Benavente	Storage	179,425	*
BRAZIL
Santa Cruz do Sul	Factory/storage	1,014,558
ARGENTINA
El Carril	Factory/storage	425,385
INDIA
Guntur	Factory/storage	329,320
Guntur	Storage	142,854	*
INDONESIA
Ngoro	Factory/storage	636,147
RUSSIA
St. Petersburg	Factory/storage	221,091
GREECE
Thessaloniki	Factory/storage	60,328	*
Xanthi	Factory/storage	7,525	*

*	Leased facility.

We believe our tobacco operating properties are generally well maintained, in good operating condition and are suitable and adequate for the normal growth of our business.

Wool Operations

We generally conduct our scoured wool operations in the country of origin, and process wool tops in France and Chile. A current summary showing our or our affiliates’ principal wool operating properties is shown below:

LOCATION	PRINCIPAL USE	AREA (SQUARE FEET)
CHILE (1)
Punta Arenas	Factory/storage	57,000
FRANCE (1)
Tourcoing	Factory/storage	964,900
UNITED KINGDOM (1)
Bradford	Factory/storage	165,000

(1)	These properties are in the process of being sold and we expect to close on all of the sales by September 30, 2004.

We believe our wool operating properties are generally well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

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

In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including our company and three of our subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including our company and one of our subsidiaries. We have responded to the Statement regarding the Spanish investigation and to the Statement regarding the Italian investigation and will continue to cooperate in the investigations. Through the Statements, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anticompetition laws. We expect to be assessed penalties in the cases and expect that the penalties could be material to our earnings. DG Comp has, however, indicated that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp. We are currently unable to assess the amount of such penalties, but expect that the mitigating factors could result in a reduction in any penalties imposed.

On February 26, 2001, we were served with a Third Amended Complaint, naming us and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and subsequently moved to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit was a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs sought injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorney’s fees and costs of litigation. On April 3, 2002, the Court granted the plaintiffs’ motion for class action certification. In May 2003, we along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded us a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement. On April 22, 2004, the case was settled and the settlement approved by the Court as to the remaining defendant.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2004.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

At April 30, 2004, our executive officers and key employees were as follows:

Name	Age	Positions
Robert E. Harrison	50	President and Chief Executive Officer
Robert A. Sheets	49	Executive Vice President and Chief Financial Officer
Alfred F. Rehm	55	Executive Vice President – Global Sales
Henry C. Babb	59	SeniorVice President – Public Affairs, General Counsel and Secretary
Ery W. Kehaya, II	52	Senior Vice President and Chief Information Officer
Michael K. McDaniel	54	Senior Vice President – Human Resources
John H. Saunders	52	Senior Vice President – Americas
Robin H. Kilner	50	Senior Vice President – Africa
J. Pieter Sikkel	39	Senior Vice President – Asia
Simon J. Green	48	Senior Vice President – Europe and CIS
Hampton R. Poole, Jr.	52	Vice President and Controller
Timothy S. Price	45	Vice President – Treasury and Investor Relations
Krishnamurthy Rangarajan	61	Vice President and Assistant Secretary
Robert J. Zonneveld	39	Vice President – Business Planning and Development

Business experience during the past five years of our executive officers and key employees is set forth below.

Robert E. Harrison was appointed President and Chief Executive Officer in August 1996. He was employed in July 1995 as Senior Vice President and Chief Financial Officer and retained the latter position until April 1998. Prior to joining us, he was employed by RJ Reynolds Tobacco International in a number of positions in the Far East.

Robert A. Sheets was appointed Executive Vice President and Chief Financial Officer in April 2004 after being Vice President and Chief Financial Officer since April 1998. He joined us in October 1995 as Assistant Controller. His previous experience included 10 years in the foods and international tobacco divisions at RJR Nabisco. Mr. Sheets is a Certified Public Accountant.

Alfred F. Rehm was appointed Executive Vice President for Global Sales in April 2004 after being Tobacco Division President since April 1998. He had been Vice President – Sales of our Tobacco Division since February 1995. He joined in 1978 and his 33-year career in the tobacco industry includes experience in all phases of the leaf department.

Henry C. Babb was appointed Senior Vice President for Legal in April 2004. He joined us in December 1997 as Vice President – Public Affairs and General Counsel. He was appointed Secretary in June 1998. Prior to joining us, Mr. Babb practiced law for 28 years, including 27 years as a partner with a law firm in Wilson, North Carolina.

Ery W. Kehaya, II was appointed Senior Vice President and Chief Information Officer in April 2004 after being Vice President and Chief Information Officer since 2002. Prior to that, he was Vice President and Regional Manager-North America in our Tobacco Division. Prior to that, he had been named Tobacco Division Vice President – Operations in 1995 and Sales Director in 1993, and has been a Corporate Vice President since 1992.

Michael K. McDaniel was appointed Senior Vice President for Human Resources in April 2004. He joined as Director-Human Resources in November 1996 and was elected Vice President - Human Resources in June 1997. From 1995 to November 1996 he was a partner in a human resources consulting firm, and from 1978 to 1995 he was Director of Human Resources and Organizational Development for the City of Wilson, North Carolina.

John H. Saunders was appointed Senior Vice President – Americas in April 2004. He was appointed as Senior Vice President for Global Sales in 1998 after transferring from Malawi to the U.S. to become Senior Vice President and Regional Manager – Africa in 1997. He became the Regional Manager - Africa in 1987 after becoming the Area Manager of Malawi in 1981and joining us as a trainee in 1974.

Robin H. Kilner was appointed Senior Vice President – Africa in April 2004. He was appointed as the Regional Manager - Africa in 1998 after serving as assistant Regional Manager – Africa since 1996. He joined us as a tobacco buyer in 1978.

J. Pieter Sikkel was appointed Senior Vice President – Asia in April 2004 after being the Vice President and Regional Manager – Asia since 2000. He served as assistant Regional Manager – Asia since 1997 after becoming the Area Manager – China in 1992. He joined us as a trainee in 1981.

Simon J. Green was appointed Senior Vice President – Europe and CIS in April 2004 after being Vice President and Regional Manager – CIS since 1998. He became the European Sales Manager in 1995 after joining us in 1979 as assistant Sales Manager.

Hampton R. Poole, Jr. was appointed Vice President in 1996 and has served as our Controller since 1993. He joined in 1984 and is a Certified Public Accountant.

Timothy S. Price was appointed Vice President of Treasury and Investor Relations in April 2004. He was appointed Vice President – Business Planning and Development in June 1998. He had been Financial Director of our Wool Division since December 1995. Previously, he served as Vice President and Controller of W. A. Adams Company from the time it was acquired by us in June 1992. Mr. Price is a Certified Public Accountant.

Krishnamurthy Rangarajan was hired in 1978 after qualifying as a Chartered Accountant. He was elected a Vice President in 1988 after being named Assistant Vice President in 1986 and Chief Accountant in 1981.

Robert J. Zonneveld was appointed Vice President – Business Planning and Development in April 2004. He joined us in 1995 as Manager of Business Planning. He was appointed as Vice President Finance – Tobacco Division in 1998. Mr. Zonneveld is a Certified Public Accountant.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Our common stock is traded on the New York Stock Exchange under the symbol “STW.” The following table sets forth the high and low sale prices of our common stock, as reported on the New York Stock Exchange, and the cash dividend declared per share for the periods presented.

	High	Low	Cash Dividend Declared
Fiscal year ended March 31, 2003
First quarter	$22.44	$18.06	$0.05
Second quarter	$23.00	$16.74	$0.0625
Third quarter	$18.33	$14.75	$0.0625
Fourth quarter	$18.00	$15.69	$0.0625

Fiscal year ended March 31, 2004
First quarter	$18.00	$15.25	$0.0625
Second quarter	$19.29	$16.96	$0.0875
Third quarter	$21.75	$18.27	$0.0875
Fourth quarter	$22.22	$18.48	$0.0875

At June 10, 2004, there were approximately 531 shareholders of record of our common stock and we estimate that there were approximately 2,500 beneficial owners of our common stock.

We have paid a quarterly cash dividend since 1998. We anticipate the payment of quarterly dividends in the future. However, the declaration and payment of dividends to the holders of our common stock is at the discretion of our board of directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under the terms of the revolving bank facility in effect on March 31, 2004 and also the revolving bank facility we entered into on March 31, 2004, we must meet financial covenants relating to minimum tangible net worth, maximum levels of long-term debt and other covenants. If we are not in compliance with these covenants, we would not be able to pay dividends. We were in compliance with all such covenants at March 31, 2004. We do not believe the terms of our revolving bank facility will limit our ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

A comparison of selected financial data for the five years ended March 31, 2004 is presented below.

(In thousands, except per share data)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Sales	$780,044	$804,514	$780,385	$886,738	$882,648
Cost of sales
Materials, services and supplies	650,442	649,874	633,771	753,837	767,762
Interest expense	14,796	11,615	13,624	22,883	22,827

Gross profit	114,806	143,025	132,990	110,018	92,059
Selling, general and administrative expenses	72,581	74,967	65,641	65,565	64,746
Other interest expense	2,780	4,307	8,529	10,693	10,893
Other income (expense)—net	2,791	3,707	1,254	3,751	4,063

Income before income taxes	42,236	67,458	60,074	37,511	20,483
Income taxes	10,982	24,387	22,771	16,521	10,537

Income after income taxes	31,254	43,071	37,303	20,990	9,946
Minority interests	(77)	49	—	(644)	409
Equity in earnings (loss) of affiliates	1,343	846	(287)	(40)	650

Income from continuing operations (1)	32,520	43,966	37,016	20,306	11,005
Income (loss) from discontinued operations, net of tax	(46,158)	(6,085)	(17,219)	819	(667)

Net income (loss)	$(13,638)	$37,881	$19,797	$21,125	$10,338

Consolidated Balance Sheet Data (at period end):
Working capital	$166,852	$196,919	$196,290	$199,906	$212,576
Receivables	196,681	169,550	133,024	164,822	169,541
Inventories	292,334	216,272	185,711	183,021	278,343
Property, plant and equipment	169,285	146,861	121,619	120,791	130,574
Total assets	840,014	748,300	650,642	691,905	814,558
Total debt	399,188	310,933	289,500	347,317	476,029
Total shareholders’ equity	229,064	242,125	190,653	168,625	149,076

Per Share Data:
Net income from continuing operations – basic	$2.39	$3.26	$2.78	$1.55	$0.85
Net income (loss) from discontinued operations-basic	(3.39)	(0.45)	(1.29)	0.06	(0.05)
Net income – basic	(1.00)	2.81	1.49	1.61	0.80
Dividends paid	0.3250	0.2375	0.20	0.20	0.20
Book value at year end	16.74	17.94	14.26	12.72	11.48
Market value at year end	$18.55	$15.69	$19.22	$11.75	$3.50

(1)	Pursuant to our adoption of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the amortization of goodwill ceased on April 1, 2002. Goodwill amortization was $1.5 million for each of the three years in the period ended March 31, 2002, respectively, and is included in income from continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended March 31, 2004, 2003 and 2002 and the related Notes to Consolidated Financial Statements herein. We have amended and restated our consolidated financial statements for the years ended March 31, 2003 and 2002 to reflect our September 2003 decision to exit the wool business entirely. See Note 1 to our audited consolidated financial statements for further discussion of this matter.

General

We are principally engaged in purchasing, processing, storing, selling and shipping leaf tobacco. The ability to obtain raw materials at favorable prices is an important element of profitability. Obtaining raw materials at favorable prices must be coupled with a thorough knowledge of the types and grades of raw materials to assure the profitability of processing and blending to a customer’s specifications. Processing is capital-intensive and profit depends on the volume of material processed and the efficiency of the factory operations.

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

Purchases and sales are generally denominated in U.S. dollars. We regularly monitor our currency exchange position and have not experienced material gains or losses on currency exchange fluctuations. We enter into forward contracts solely for the purpose of limiting our exposure to short-term changes in exchange rates.

Assets and liabilities of non-U.S. foreign subsidiaries are translated at period-end exchange rates. The effects of these translation adjustments are reported in other comprehensive income/(loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income.

Results of Operations

Tobacco Market Conditions

In general, current supply/demand models for flue-cured and burley styles of tobacco indicate a relatively balanced position globally. There is still an oversupply of oriental style tobacco, most of which is held by the Turkish government monopoly.

In the United States, cigarette manufacturers began contracting in 2000 directly with tobacco farmers for their leaf requirements, rather than purchasing tobacco at auction, and continue to do so. Consequently, our U.S. sales revenues have been, and will be, lower going forward. The first full fiscal year to reflect the effects of direct contracting on our sales revenues was 2002. However, we still process the tobacco in our facilities, for which we receive processing revenue. As a result, the trend toward direct purchasing by the cigarette manufacturers has not had a material impact on our earnings because of the service income.

Political and economic turmoil continues to affect the Zimbabwe tobacco crop. Other than the reduced crop size this has not had a material impact on our operations in this country as our presence in this market is limited. The calendar 2004 crop is expected to be down from 80 million kilos last year, to approximately 60 million kilos. There is a great deal of uncertainty regarding future production. It is widely believed that any shortfalls in the supply of flue-cured leaf that may occur in Zimbabwe can be offset by other markets, primarily Brazil. The Brazilian crop is expected to increase from 595 million kilos to a record crop of 850 million kilos. Additional sources of flue-cured leaf from our new tobacco growing programs in Zambia and Mozambique will also lessen the effects of a reduced Zimbabwe crop.

Regional Review of Operations

African Region. Political and economic turmoil persists in Zimbabwe and continues to decrease the crop size. The flue-cured crop has decreased from 165 million kilos in crop year 2002 to 80 million kilos in crop year 2003, to a projected 60 million kilos in crop year 2004. Our organization in Zimbabwe has been restructured to reflect the decrease in Zimbabwe’s crop. Customers have begun sourcing flue-cured tobacco from other areas in the world, such as Brazil. We continue to evaluate various options for continued operation in Zimbabwe. Our Malawi operation primarily sources and processes burley tobaccos. However, in response to the decrease in the Zimbabwe crop size, the Malawi operation has established various projects to grow our share of the expanding flue-cured crop in Malawi. In addition, over the past several years, we have developed additional sources of flue-cured and burley tobacco in Zambia and Mozambique and those operations continue to be expanded. These tobaccos are processed at the Malawi factory, thereby providing economies of scale for the Malawi operation. In Kenya, we have embarked on a flue-cured tobacco-growing program following a successful first year of operation of our own Dark Fired tobacco-growing venture.

Asian Region. We continue to leverage our leading market positions in China, Thailand, Indonesia and India in order to provide our customers with low cost, high quality tobacco. The new processing facility in Indonesia has been completed and has been operational since October 2003. This facility provides a high quality product, produced to international standards. This joint venture is a partnership, based on long-standing relationships, in which we have a 55% ownership, and is in direct response to customers needs and is part of our ASEAN strategy. Customer response has been positive and we believe the facility will enable us to build a strong business base in Indonesia. The joint venture factory in India has undergone an expansion in its threshing line and will offer increased throughput capacity, improved yields and greater economies of scale.

European Region. We have decided to exit the Greek market this year. We have been unable to find a viable business model from which to operate in Greece. After an extensive review of the Greek market, we determined it was not viable to invest in a wholly owned processing facility in Greece or to operate under current conditions. Turkey continues to be a strong contributor to our bottom line. Throughout the European region, the strengthening Euro versus the US Dollar has had a significant impact on the cost of tobacco. Some US Dollar based sales have underlying Euro based costs, which shrinks the margins as the Euro gains against the US Dollar. Some of the increase is mitigated through increased US Dollar prices to combat the increased costs due to exchange rate losses. On April 22, 2004, the EU Council of Ministers approved a reform of the EU subsidies. The current levels of subsidies will continue for the tobacco crops 2004 and 2005. For crop years 2006-2009, the subsidy per kilo remains the same but is split into two parts. A minimum of 40% of the subsidy will be paid if they continue to farm, without being obliged to grow tobacco. If they continue to grow tobacco, the remaining 60% of the subsidy will also be paid to them. Effectively, the subsidy remains the same for the next six years should a farmer choose to grow tobacco. Beginning in 2010, 50% of the subsidy will be paid if they continue to farm with no additional subsidy available for producing tobacco. The detailed regulations will only be released later this year.

CIS Region. The CRES (Cut Rolled Expanded Stem) operation in Russia faced increasing pressures to maintain its performance targets this year. Strong competition and a shift in the market share of the major manufacturers, along with declining inclusion rates of CRES in manufacturers’ blends, have impacted the market for CRES tobaccos. The joint venture factory in Kyrgyzstan intends to start contracting farmers to ensure the right volumes and quality of tobacco is grown. Overall demand for Kyrgyzstan tobaccos currently exceeds the available supply.

South American Region. The Argentina facility that was purchased in fiscal year 2002 continues to have a solid earnings base and a solid volume growth. Strong customer support in this market has helped the Argentine operation become a key contributor in an already strategic region for tobacco. Argentina is transitioning to become a main stream supplier of tobacco. Brazil is expected to have a record crop size of 850 million kilos, up from 595 million last year, which will enhance the operation’s solid contributions to net income. There has been some transitioning by customers from the Zimbabwe and USA crops to the Brazilian crop and this is expected to continue in fiscal 2005.

North American Region. The USA tobacco market has become predominantly a domestic market. For tobacco merchants, the US tobacco business has evolved into a processing operation for domestic cigarette manufacturers as most manufacturers in the United States are purchasing their tobacco directly from the farmers. Opportunities for tobacco export sales are limited due to the availability of lower cost, but similar quality, tobacco being available in other countries such as Brazil. We estimate that we process approximately one-quarter to one-third of the total Flue-cured and Burley tobacco grown in the USA. We have ceased all operations in Honduras. The Honduran operation has not met expectations for several years despite improvements in cost and quality. Over the last few years, we have been unable to raise production levels to achieve the necessary economies of scale.

For additional information on revenues and long-lived assets, see Note 17 of these financial statements.

Comparison of the Year ended March 31, 2004 to the Year ended March 31, 2003

Consolidated Results of Operations for Fiscal Years Ended March 31 (in thousands)	2004	2003	Increase/ (Decrease)
Sales	$780,044	$804,514	$(24,470)
Gross Profit	114,806	143,025	(28,219)
Selling, general and administrative expenses	72,581	74,967	(2,386)
Income taxes	10,982	24,387	(13,405)
Income from continuing operations	32,520	43,966	(11,446)
Income/(loss) from discontinued operations	(46,158)	(6,085)	(40,073)
Net income	(13,638)	37,881	(51,519)

Sales. For the 12 months ended March 31, 2004, consolidated shipment volume of 267.6 million kilos was basically level with the prior year’s 268.2 million kilos. Consolidated sales decreased by $24.5 million, to $780 million as average selling prices per average kilo decreased from $3.00 per kilo to $2.91 per kilo. All the operations in Asia reported volume driven sales increases, including Indonesia where our processing facility began operations in October 2003. Increased sales in South America were the result of increased volumes and processing revenues in Argentina, while Brazilian sales were basically level with the prior year. In Africa, volumes and sales increased in Kenya/Congo, while volumes in Malawi were lower due to a weather-related smaller crop. Zimbabwe continued to decline as the crop size shrinks as a result of the prolonged political and economic turmoil in that country. Volumes and sales increased only marginally in Europe with increases in Italy offset by decreases in Spain and Turkey. Volumes and sales also declined in the U.S. and the value-added products group in Russia.

Gross Profit and Cost of Sales. Gross profit for the 12 month period of $114.8 million was down 19.7% from the prior period. This was due primarily to more difficult trading conditions related to continued customer pressure on pricing and the reduced margins in European tobaccos due to the appreciation of the Euro against the US Dollar. Higher costs related to the start-up of our new tobacco growing projects in Africa and the start-up of our Indonesian processing facility also had a negative effect.

Selling, General and Administrative Expenses. SG&A expenses were down $2.4 million, or 3.2%, compared to the prior year. The decrease in SG&A was largely due to the $7.0 million settlement of the DeLoach case in the U.S. last year. This decrease was partially offset by the effect of the weak US Dollar against other currencies in which certain expenses were incurred of $1.6 million, start-up costs for the Indonesian operations of $0.8 million, expenses related to the implementation of the Sarbanes-Oxley Act of $0.3 million, higher legal and professional fees of $0.7 million and higher pension and medical expenses of $0.8 million.

Interest Expense and Other Income (Expense), Net. Interest expense was lower due to reduced long-term debt levels as a result of our debt buy-back program and lower interest rates. Other income (expense), net was $0.9 million lower than the prior year due to lower interest income and lower gains on the sales of assets.

Income Taxes, Minority Interest and Equity in Earnings of Affiliates. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate decreased to 26.0% from 36.2% in the prior year. This was due to a payment of withholding taxes on dividends from subsidiary companies in the prior year periods and variances in tax rates in areas where profits are earned or losses are incurred. Equity in earnings of affiliates was higher than the prior year primarily due to the Kyrgyzstan joint venture.

Income from Continuing Operations. Income from continuing operations was $32.5 million versus $44.0 million in the prior year. This decrease is attributable to the lower sales and start-up costs associated with various growing projects and the continued weakening of the US Dollar which has had a significant impact on margins.

Loss from Discontinued Operations. As previously disclosed, we have made the decision to exit the wool business. During the last quarter, the operations in Argentina and Australia were sold. The French mill closed in April, 2004 and negotiations are progressing for the sale of the remaining wool operations. The assets and liabilities of the Wool Division have been reclassified as “held for sale” and shown separately in the consolidated balance sheet, with the exception of $45.5 million of wool debt guaranteed by us which will be included in consolidated debt until the disposition is complete. The wool operating loss for the fiscal year was $12.9 million versus a loss of $0.3 million in the prior year. In addition to the operating losses, an estimated loss on disposition of $26.6 million was recorded in the second fiscal quarter and an additional estimated loss of $6.7 million was recorded in the last quarter due to changes in pension losses in Germany and severance costs in France and Germany and the writeoff of intercompany loans for the specialty fibers unit which is being liquidated. The combined effects of the losses and the disposal charge are reported as Loss from Discontinued Operations. The total loss for discontinued operations for the current year was $46.2 million. The basic loss per share for the discontinued operations was $3.39, versus a loss of $0.45 in the prior year.

Net Income. The consolidated net loss was $13.6 million, primarily due to the charges taken to exit the wool business, versus the prior year net income of $37.9 million.

Comparison of the Year ended March 31, 2003 to the Year ended March 31, 2002

Consolidated Results of Operations for Fiscal Years Ended March 31 (in thousands)	2003	2002	Increase/ (Decrease)
Sales	$804,514	$780,385	$24,129
Gross Profit	143,025	132,990	10,035
Selling, general and administrative expenses	74,967	65,641	9,326
Income taxes	24,387	22,771	1,616
Income from continuing operations	43,966	37,016	6,950
Income/(loss) from discontinued operations	(6,085)	(17,219)	11,134
Net income	37,881	19,797	18,084

Sales. Consolidated volumes for fiscal 2003 were 268.2 million kilos only slightly higher than the prior year. Average selling prices per kilo increased from $2.92 per kilo in fiscal year 2002 to $3.00 per kilo in fiscal 2003. As a result, sales for the 12 months ended March 31, 2003 increased by $24.1 million to $804.5 million. Overall, excluding the U.S. market, tobacco unit volume was up 2.3%. Increased sales in South America were driven by a full year inclusion of the acquisition of a tobacco processing facility in Argentina in December 2001 and the continued increase in volumes sold from the Brazilian operation. In Africa, sales revenue gains were achieved in Kenya/Congo, Malawi and South Africa. Zimbabwe sales continued to decrease as the Zimbabwe crop size shrank as a result of the prolonged political and economic turmoil. Sales growth was also achieved in China, India, Italy, Spain, Indonesia, Thailand and Canada. Sales declined in Greece, Turkey and in the value-added processing units.

Gross Profit and Cost of Sales. Gross profit for continuing operations for the 12 month period of $143.0 million was up 7.5% from the prior period. This was due primarily to our recent acquisition of tobacco processing facilities in the U.S. and Argentina. In addition to the sales gains noted above, improved mix and throughput efficiencies also led to gains in certain operations.

Selling, General and Administrative Expenses. SG&A expenses were up $9.3 million compared to the prior year. The increases in SG&A were largely due to the $7.0 million settlement of the Deloach case in the U.S., the first full year of inclusion of the acquired processing facilities in the U.S. and Argentina, the weaker U.S. dollar, higher insurance, legal and professional expenses and normal inflationary increases. These increases were partly offset by a $3.0 million reduction in estimated costs of non-U.S. employee benefit plans.

Interest Expense and Other Income (Expense), Net. Interest expense was lower due to reduced long-term debt levels as a result of our debt buy-back program and lower interest rates. Other income (expense), net was higher than the prior year due to the recovery of a previously written-off receivable and higher gains on asset sales and insurance proceeds.

Income Taxes, Minority Interest and Equity in Earnings of Affiliates. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate was slightly lower than a year earlier. Equity in earnings of affiliates was higher than the prior year primarily due to the improved performance of our Kyrgyzstan joint venture. Minority interest relates to the construction of the Indonesia processing facility being undertaken by our new Indonesia joint venture. The completion and start-up of the facility occurred in October 2003.

Income from Continuing Operations. Income from continuing operations was $44.0 million versus $37.0 million in the prior year as conditions continued to improve and investments in key markets were brought fully on line. Key areas that improved were the U.S., Brazil, Argentina and Thailand.

Loss from Discontinued Operations. The loss from discontinued operations was $6.1 million for fiscal 2003 versus $17.2 million for the prior year. This expense includes the operating losses of the discontinued wool units up to the time these units were sold/closed.

Net Income. Consolidated net income was $37.9 million, an increase of 91.0% over the prior year, which was heavily impacted by the decision to discontinue the wool operating units.

Discontinued Operations

As conditions in the wool industry deteriorated throughout the fiscal 2002 year, we decided to close and dispose of certain of our wool operating units for strategic reasons in fiscal 2002. Given the extremely difficult trading environment in the wool industry, we decided to shrink the wool division down to its core markets, namely, the key sourcing areas of Australia, the key processing/marketing areas of Europe and the carpet and scoured sectors of the UK and its subsidiary in Chile, which had remained relatively healthy throughout the cyclical industry downturn. Accordingly, we discontinued operations in four of our wool units located in Argentina, Holland, New Zealand and South Africa. The closure of these units was completed in fiscal 2003.

During the second quarter of fiscal 2004, we decided to focus on our core tobacco operations and accordingly, to exit all of the remaining wool operations. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under Statement of Financial Accounting Standards (SFAS) No. 144. Of the remaining operations, the unit in Australia was sold in fiscal 2004, the mill in France was closed in April 2004 and the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile are expected to be sold or terminated by September 30, 2004.

The assets and liabilities of the Wool Division have been reclassified as “held for sale” and shown separately in the consolidated balance sheets, with the exception of $45.5 million of wool debt guaranteed by us which will be included in consolidated debt until the disposition is complete. The wool operating loss for the year ended March 31, 2004, was $12.9 million, versus a loss of $0.3 million in the prior year. In addition to the operating losses, an estimated loss on disposition of $26.6 million was recorded in the second fiscal quarter and an additional estimated loss of $6.7 million was recorded in the last quarter due to changes in pension losses in Germany and severance costs in France and Germany and the write-off of intercompany loans for the specialty fibers unit which is being liquidated. The combined effects of the losses and the disposal charge are reported as Loss from Discontinued Operations. The total loss for discontinued operations for the current year was $46.2 million. The basic loss per share for the discontinued operations for the year ended March 31, 2004 was $3.39, versus a loss of $0.45 in the prior year.

Liquidity and Capital Resources

The following table is a summary of items from our consolidated balance sheet and our statement of consolidated cash flows at the dates or for the periods presented (in thousands, except for current ratio).

	Year Ended March 31
	2004	2003	2002
Cash and cash equivalents	$27,675	$26,570	$24,684
Receivables	196,681	169,550	133,024
Inventories	292,334	216,272	185,711
Total current assets	618,150	558,907	488,704
Working capital	166,852	196,919	196,290
Short-term borrowings	253,847	182,103	132,379
Accounts payable	145,894	135,444	105,965
Total current liabilities	451,298	361,988	292,414
Current ratio	1.37:1	1.54:1	1.67:1
Total long-term debt	136,865	123,723	146,812
Shareholders’ equity	229,064	242,125	190,653
Capital expenditures	36,690	36,223	12,305
Depreciation and amortization	18,025	17,506	17,360

Working capital at March 31, 2004 was $166.9 million, down from the $196.9 million at March 31, 2003. Increases in inventories and receivables stemming from the addition of new operations and increased sales were offset by increases in short-term borrowings. A contributing factor to the decline in working capital was the write-down in assets of the discontinued operations. We continue to closely monitor our inventories, which fluctuate depending on seasonal factors and the timing of deliveries to customers. Working capital at March 31, 2003 was $196.9 million, essentially unchanged from the $196.3 million at March 31, 2002.

For 2004, cash used for operating activities totaled $48.4 million, primarily due to increases in inventory of $69.1 million, receivables of $34.9 million and a reduction in payables of $2.8 million, partly offset by net cash flows from discontinued operations. For 2003, cash provided by operating activities totaled $21.2 million, primarily due to higher net income and an increase in payables.

Cash used for investing activities of $34.3 million for 2004 included capital expenditures of $36.7 million related mostly to the completion of the new tobacco processing facility in Indonesia, various growing projects in Africa, investment in a global ERP system, routine expenditures and construction of warehousing space in several areas. Cash used for investing activities of $34.8 million for 2003 including capital expenditure of $36.2 million related mostly to the purchase of a processing facility in the U.S., the construction of a new tobacco processing facility in Indonesia and routine expenditures and construction of warehousing space in several areas. We expect routine capital expenditures to total approximately $19.0 million for the fiscal year ending March 31, 2005.

Financing Arrangements. We incur short-term debt to finance our seasonal working capital needs, which typically peak in the third quarter, under secured lines of credit with several banks. At March 31, 2004, total available short-term credit facilities for continuing operations was $481.1 million, compared to $478.2 million at March 31, 2003, with $40.0 million versus $22.2 million in 2003 being utilized for letters of credit and guarantees and $187.3 million was unused in 2004 versus $273.9 million in 2003. These amounts include the credit available for our discontinued wool operations as the borrowing for the wool companies are guaranteed by us and remain in consolidated debt amounts. The total available short-term credit facilities included a revolving bank facility of $210 million.

On April 2, 2004, our major tobacco subsidiaries entered into a new three year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by us and certain of our tobacco subsidiaries. The new facility includes certain financial covenants such as tangible net worth, current ratio, borrowing base, etc.

On November 13, 1991, we issued $69.0 million of our 7 1/4% convertible subordinated debentures, which are due March 31, 2007. The debentures are convertible into shares of our common stock at a conversion price (as adjusted for subsequent stock dividends) of $29.38. The debentures are subordinated in right of payment to all senior indebtedness. As of March 31, 1995, the debentures became redeemable in whole or in part at our option. Beginning March 31, 2003, we are obligated to make annual sinking fund payments sufficient to retire at least 5% of the principal amount of issued debentures reduced by earlier conversions, redemptions and repurchases. Holders of the debentures have the right to demand redemption under certain conditions, including a change in control of our company, mergers and consolidations and distributions with respect to our capital stock. We may elect to redeem debentures under these circumstances for common stock in lieu of cash. In fiscal 2001, we repurchased $17.3 million of these notes at an after-tax gain of $3.2 million. In fiscal 2002, we purchased an additional $1.7 million of these debentures at an after-tax gain of $0.1 million. In fiscal 2003, we repurchased an additional $4.9 million of these debentures near par value. Due to these repurchases, the sinking fund requirements noted above have been satisfied in full.

On August 1, 1997, our U.S. tobacco subsidiary consummated the sale and issuance of $115.0 million of 8 7/8% senior notes. The notes are due in 2005. In fiscal 2002, we repurchased/called a total of $31.0 million of the notes. The net loss after tax on the repurchase of these notes was $1.2 million. In fiscal 2003, we repurchased an additional $18.8 million of these notes at prices slightly below par value. The write-off of associated issue expenses resulted in an after-tax loss of $121.5 thousand.

On April 2, 2004, we issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the remaining $45.1 million outstanding 7 1/4% convertible subordinated debentures and to retire the remaining $65.2 million 8 7/8% senior notes due 2005. The new notes are guaranteed by our U.S. tobacco subsidiary on a senior unsecured basis. Prior to April 2, 2007, we can redeem up to 35% of the outstanding notes. The indentures governing our senior notes contain certain covenants that, among other things, limit our ability to (i) pay dividends, (ii) incur additional indebtedness, (iii) transfer or issue shares of capital stock of subsidiaries to third parties, (iv) sell assets, (v) issue preferred stock, (vi) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (vii) merge with or into any entity.

Our contractual obligations, excluding long term debt, are outlined below and in Note 12 to our financial statements and consist mostly of lease payments for facilities that in the aggregate are not material amounts. Additionally, we make advances to suppliers that will be repaid by delivery of tobacco at the end of the respective growing season and are a routine feature of our business in certain parts of the world. The maximum amount of advances outstanding during the last fiscal year was $70.6 million.

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

Debt agreements to which our subsidiaries and we are parties contain financial covenants, which could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $45.1 million of retained earnings available for distribution as dividends at March 31, 2004.

Contractual Obligations

Our contractual obligations, excluding long term debt, are outlined in Note 12 to our audited consolidated financial statements and consist mostly of lease payments for facilities that in the aggregate are not material amounts.

We have tobacco purchase obligations that result from contracts with growers to buy either specified quantities of tobacco or the grower’s total tobacco production. This is a normal and routine practice in our industry in some areas, notably South America. At March 31, 2004 we had contractual obligations with tobacco growers in Brazil and Turkey to purchase tobacco for approximately $109.2 million for the next fiscal year and $50.6 between 1 to 3 years.

Additionally, we make advances to suppliers that will be repaid by delivery of tobacco at the end of the respective growing season and are a routine feature of our business in certain parts of the world. The maximum amount of advances outstanding during the last fiscal year was $70.6 million. Future minimum payments for all contractual obligations for years subsequent to March 31, 2004 are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$91,814	$73,653	$20,523	$4,017	$2,097
Operating lease obligations	8,991	2,077	2,626	1,921	2,367
Tobacco purchase obligations	159,757	109,191	50,566	—	—

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

The undistributed earnings of certain non-U.S. subsidiaries are not subject to additional non-U.S. income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. We intend to re-invest such undistributed earnings indefinitely with the exception of funds to help in the disposition of the wool group. A total of $5.1 million of deferred taxes have been provided for a portion of the undistributed earnings of our subsidiaries. As to the remainder, these earnings have been, and under current plans, will continue to be reinvested and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources as defined under the rules of SEC release No. FR-67.

We have both capital and operating leases. In accordance with accounting principles generally accepted in the U.S., operating leases are not reflected in the accompanying consolidated balance sheet. The operating leases are generally for land, buildings, automobiles and other equipment. The capital leases are primarily for production machinery and equipment. The capitalized lease obligations are payable through 2012.

Critical Accounting Policies and Estimates

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

Discontinued operations. In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, a component of a business that is held for sale is reported in discontinued operations if the operations and cash flows will be or have been eliminated from the on-going operations of our company and we will not have any significant continuing involvement in such operations. In the quarter ended March 31, 2002, we adopted the provisions of SFAS No. 144. Accordingly our financial statements include our wool units as discontinued operations. The loss on disposal is determined by comparing carrying value of the wool operations with their estimated fair value less selling costs. Estimated fair value has been determined using appraisals, preliminary offers and experience with other transactions.

While we believe our current estimates of discontinued operations liabilities are adequate, it is possible that future events could require us to make significant adjustments for revisions to these estimates.

Inventory. We review inventories for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions are less favorable than our projections, adjustments to lower of cost or market value may be required. We provide for the adjustments to lower of cost or market value through our valuation reserves which totaled $4.7 million, $8.0 million and $8.5 million at March 31, 2004, 2003 and 2002, respectively. Valuation reserves are determined based on established sales prices for similar inventory.

Income Taxes. We, through our subsidiaries, are subject to the tax laws of many jurisdictions. We are subject to a tax audit in each jurisdiction in which our subsidiaries operate, which could result in changes in taxes. For financial statement purposes, the tax benefit of net operating loss and credit carry forwards is recognized as a deferred tax asset, subject to appropriate valuation allowances when it is determined that recovery of the deferred tax asset is more likely than not that some portion of the deferred tax assets will not be realized. We evaluate the tax benefits of net operating loss and credit carry forwards on an ongoing basis. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. and non-U.S tax laws and rates. Our effective tax rate could be impacted by changes in these assumptions.

Contingencies. A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under generally accepted accounting principles, provisions for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with unresolved legal matters. Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against us. We are unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate. Accordingly, no liability is currently recorded in the consolidated financial statements for such litigation. Provisions may be required as circumstances change with respect to ongoing matters or as new issues emerge.

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

Acquisitions and Dispositions

As noted above and in Note 2 to our audited consolidated financial statements, we discontinued four wool operating units in fiscal 2002. The New Zealand business was sold to a management led group in December 2002. The South African processing facility was closed and the assets sold. The sales company was sold to the existing management team. The Argentina unit and the Tentler specialty fibers operation in Holland were closed and are in the process of final liquidation. Proceeds from these sales and closures were not material. In September 2003, we decided to exit the remaining wool units and began a divestiture plan that resulted in the sale of our wool unit located in Australia in March 2004 and should result in the sale or closure of the remaining wool units located in the U.K., Chile, France and Germany. We expect to complete the exit by September 30, 2004.

During fiscal year 2003, we completed the purchase of the processing assets of Export Leaf Tobacco, a subsidiary of Brown and Williamson Tobacco Company in the U.S. As part of the purchase agreement, we entered into a long-term processing contract for their U.S. leaf requirements. We also began construction of a leaf processing facility on a joint venture basis in Indonesia that was completed in October 2003. Both of these acquisitions were made with internally generated cash flows.

In December 2001, we finalized the purchase of the processing assets of Nobleza Picardo, a subsidiary of British American Tobacco (BAT), in Argentina. As part of the purchase, we also signed a long-term contract with Nobleza for the processing of their Argentine leaf requirements.

For the year ended March 31, 2001, we exited or exchanged ownership interest in two areas. Based on weak market fundamentals, we exited the Tanzanian tobacco market. All assets were sold and a net loss of $5.7 million was recorded. Also in fiscal 2001, we traded our 51% ownership interest in our Greek subsidiary for the remaining 49% ownership interest in our Turkish operation. This was accomplished, for tax purposes, as a tax-free exchange of assets subject to a private-letter ruling from the U.S. Internal Revenue Service. For financial statement purposes, the transaction was recorded at fair value. Consequently, we now own 100% of the Turkish subsidiary and have only a limited trading presence in Greece.

Recent Accounting Developments

On April 1, 2001, we adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the year ended March 31, 2002, we recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. Our derivative usage is principally non-U.S. currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, we do not use derivative instruments unless there is an underlying exposure. Our non-U.S. currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that the effective portion of the changes in fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. At March 31, 2004, we had non-U.S. exchange contracts outstanding with a notional value of $3.7 million and a fair value of $3.7 million.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on our financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires upon adoption that the amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment on a periodic basis. We were required to implement SFAS No. 142 during fiscal 2003, which resulted in the discontinuance of approximately $1.5 million of goodwill amortization in March 31, 2003 and 2004.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. In addition, the statement broadens the presentation of discontinued operations to include more disposal transactions. We early adopted SFAS No. 144 during fiscal 2002 and accordingly recognized as discontinued operations the results from four wool operating units that we targeted for sale in fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, we will follow APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement 4 shall be applied in fiscal years beginning after May 15, 2002. We adopted this statement in fiscal 2004 and accordingly reclassified on a pre-tax basis $16,000, $1.1 million and $3.2 million as previously reported, net of tax as an extraordinary item, for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, to other income/(expense) to conform with the requirements of SFAS No. 145.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R replaces FIN 46 to incorporate several FASB Staff Positions issued relating to FIN 46. FIN 46R is effective for periods ending after December 15, 2003 for public companies that have VIE’s or potential VIE’s. Otherwise, FIN 46R is effective for public companies for periods ending after March 15, 2004. Neither FIN 46 nor FIN 46R had an impact on our financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Accordingly we adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, as amended by FSP No. 106-2. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. We have elected to defer financial recognition of this legislation.

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

The global nature of our business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global basis, we have assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of our foreign exchange risk management is to optimize the U.S. Dollar value of net assets and cash flows, keeping the adverse impact of currency movements to a minimum. To achieve this objective, on occasion, we hedge using foreign currency forward contracts. Main exposure are related to assets and liabilities denominated in the currencies of Europe and South America and economic exposure derived from the risk that currency fluctuations could affect the U.S. Dollar value of future cash flows. The majority of the foreign exchange exposure is related to European currencies.

Because we use currency rate-sensitive instruments to hedge only existing transactions, any loss in value for those instruments generally would be offset by increases in the value of those hedged transactions. We do not hold or issue any significant derivative financial instruments for trading or speculation purposes.

Foreign exchange rate. We are exposed to foreign exchange movements. Consequently, we enter into various contracts, primarily for the wool division, which change in value as foreign exchange rates change to preserve the value of commitments and anticipated transactions. We use foreign currency contracts to hedge revenue streams and raw material purchases. As of March 31, 2004, we had short-term forward exchange contracts with U.S. dollar equivalents of $3.7 million notional value and $3.7 million current fair value.

Interest rates. We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A one percentage-point change in interest rates on our variable-rate debt, as of March 31, 2004, would increase our interest cost by approximately $1.4 million. Substantially all of our long-term borrowings are denominated in U.S. dollars and carry fixed interest rates.

The use of derivative financial instruments did not had a material impact on our financial position at March 31, 2004 and 2003 or our results of operations or cash flows for the years ended March 31, 2004, 2003 and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

COMPANY REPORT ON FINANCIAL STATEMENTS

We are responsible for the preparation of the financial statements, related financial data and other information in this annual report. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on estimates and judgment where appropriate.

In meeting its responsibility for both the integrity and fairness of these statements and information, we depend on the accounting system and related internal controls that are designed to provide reasonable assurance that transactions are authorized and recorded in accordance with established procedures, that assets are safeguarded and that proper and reliable records are maintained.

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

As an integral part of the internal control system, we maintain a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal controls and recommend improvements thereto. The Audit Committee of our Board of Directors, composed solely of outside directors, meets quarterly with our management and internal auditors, and at least annually with our independent auditors, to review matters relating to financial reporting, internal controls and the extent and results of the audit effort. The internal auditors and independent auditors have direct access to the Audit Committee with or without management present.

The financial statements have been examined by Deloitte & Touche LLP, an independent registered public accounting firm, who render an independent professional report on our financial statements. Their appointment was approved by the Audit Committee, and ratified by our shareholders. Their report on the financial statements is based on auditing procedures, which include performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide reasonable assurance that the financial statements are fairly presented in all material respects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and Shareholders of

Standard Commercial Corporation:

We have audited the accompanying consolidated balance sheets of Standard Commercial Corporation and subsidiaries (the “Company”) as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. As discussed in Note 1 to the consolidated financial statements, on March 31, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As discussed in Note 1 to the consolidated financial statements, on April 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As discussed in Note 1 to the consolidated financial statements, the Company applied the provisions of SFAS No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections and reclassified the extraordinary loss on early retirement of debt in 2001 to continuing operations.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

June 14, 2004

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND 2003 (IN THOUSANDS, EXCEPT SHARE DATA)

	2004	2003
ASSETS
Cash	$27,675	$26,570
Receivables (Note 3)	196,681	169,550
Inventories (Notes 1 and 4)	292,334	216,272
Assets of discontinued operations (Note 2)	95,128	142,981
Prepaid expenses	4,998	2,300
Marketable securities (Note 1)	1,334	1,234

Current assets	618,150	558,907

Property, plant and equipment (Notes 1 and 5)	169,285	146,861
Investment in affiliates (Notes 1 and 6)	9,480	7,421
Goodwill (Note 1)	9,003	9,003
Other assets (Note 7)	34,096	26,108

TOTAL ASSETS	$840,014	$748,300

LIABILITIES
Short-term borrowings (Notes 2 and 8)	$253,847	$182,103
Current portion of long-term debt (Note 10 and 16)	8,476	5,107
Accounts payable and accrued liabilities (Note 9)	145,894	135,444
Liabilities of discontinued operations (Note 2)	31,383	29,164
Taxes accrued (Note 15)	11,698	10,170

Current liabilities	451,298	361,988

Long-term debt (Notes 10 and 16)	91,814	78,672
Convertible subordinated debentures (Notes 10 and 16)	45,051	45,051
Retirement and other benefits (Note 11)	20,353	13,871
Deferred income taxes (Notes 1 and 15)	434	4,753

Total liabilities	608,950	504,335

MINORITY INTERESTS (Note 1)	2,000	1,840

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.65 par value
Authorized shares—1,000,000; none issued
Common stock, $0.20 par value
Authorized shares—100,000,000; issued— 16,298,557 and 16,110,750 at March 31, 2004 and 2003, respectively (Note 13)	3,260	3,222
Additional paid-in capital	111,796	108,453
Unearned restricted stock plan compensation	(3,176)	(2,991)
Treasury stock at cost, 2,617,707 shares at March 31, 2004 and 2003	(4,250)	(4,250)
Accumulated other comprehensive loss	(27,994)	(29,804)
Retained earnings	149,428	167,495

Total shareholders’ equity	229,064	242,125

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,014	$748,300

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2004	2003	2002
SALES	$780,044	$804,514	$780,385
COST OF SALES:
Materials, services and supplies (Note 4)	650,442	649,874	633,771
Interest	14,796	11,615	13,624

Gross profit	114,806	143,025	132,990

Selling, general and administrative expenses	72,581	74,967	65,641
Other interest expense (Note 10)	2,780	4,307	8,529
Other income/(expense)—net (Note 14)	2,791	3,707	1,254

Income before income taxes	42,236	67,458	60,074
Income taxes (Notes 1 and 15)	10,982	24,387	22,771

Income after income taxes	31,254	43,071	37,303
Minority interests (Note 1)	(77)	49	—
Equity in earnings/(loss) of affiliates (Note 6)	1,343	846	(287)

Income from continuing operations	32,520	43,966	37,016
Income/(loss) from discontinued operations, net of income tax of $5,118, $187 and $1,225 at March 31, 2004, 2003 and 2002 (Note 2)	(46,158)	(6,085)	(17,219)

Net income	(13,638)	37,881	19,797

EARNINGS PER COMMON SHARE (Note 1):
Basic:
From continuing operations	$2.39	$3.26	$2.78
From discontinued operations	(3.39)	(0.45)	(1.29)
Net	$(1.00)	$2.81	$1.49
Average shares outstanding	13,611	13,459	13,324
Diluted:
From continuing operations	$2.28	$3.06	$2.61
From discontinued operations	(3.04)	(0.40)	(1.14)
Net	$(0.76)	$2.66	$1.47
Average shares outstanding	15,176	15,081	15,138

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2004, 2003, and 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	Number of Shares of Common Stock		Common Stock Par Value	Additional Paid-In Capital	Unearned Restricted Stock Plan Compensation	Treasury Stock At Cost	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders Equity
	Issued	Treasury
March 31, 2001	15,875,611	2,617,707	$3,175	$104,198	$(1,799)	$(4,250)	$(48,379)	$115,680	$168,625

Net income								19,797	19,797
Other comprehensive income;
Change in fair value of cash flow hedges							1,888		1,888
Cumulative effect of change in accounting for derivative financial instruments							(2,067)		(2,067)
Translation adjustment							(1,087)		(1,087)
Reclassification for translation adjustment recognised in net income							4,462	—	4,462

Total Comprehensive income							3,196	19,797	22,993
Cash dividends, $0.20 per share								(2,665)	(2,665)
Dividends reinvested	5,122		1	89					90
RSP shares awarded	66,447		13	1,091	(1,104)				—
RSP compensation earned					903				903
RSP shares forfeited									—
Exercise of employee stock options	25,295		5	487					492
401(k) contribution	13,373	—	3	212	—	—	—	—	215

March 31, 2002	15,985,848	2,617,707	$3,197	$106,077	$(2,000)	$(4,250)	$(45,183)	$132,812	$190,653

Net income								37,881	37,881
Other comprehensive income;
Pension liability adjustment							121		121
Change in fair value of cash flow hedges							816		816
Translation adjustment							14,374		14,374
Reclassification for translation adjustment recognised in net income							68	—	68

Total Comprehensive income							15,379	37,881	53,260
Cash dividends, $0.2375 per share								(3,198)	(3,198)
Dividends reinvested	5,900		1	106					107
RSP shares awarded	116,908		23	2,207	(2,230)				—
RSP compensation earned					871				871
RSP shares forfeited	(21,520)		(4)	(364)	368				—
Exercise of employee stock options	10,525		2	189					191
401(k) contribution	13,089	—	3	238	—	—	—	—	241

March 31, 2003	16,110,750	2,617,707	$3,222	$108,453	$(2,991)	$(4,250)	$(29,804)	$167,495	$242,125

Net income								(13,638)	(13,638)
Other comprehensive income;
Pension liability adjustment							(4,966)		(4,966)
Change in fair value of cash flow hedges							(627)		(627)
Translation adjustment							4,520		4,520
Reclassification for translation adjustment recognised in net income							2,883	—	2,883

Total Comprehensive income/(loss)							1,810	(13,638)	(11,828)
Cash dividends, $0.325 per share								(4,429)	(4,429)
Dividends reinvested	8,719		2	164					166
RSP shares awarded	129,838		26	2,230	(2,256)				—
RSP compensation earned					1,772				1,772
RSP shares forfeited	(17,133)		(3)	(296)	299				—
Exercise of employee stock options	52,387		10	993					1,003
401(k) contribution	13,996	—	3	252	—	—	—	—	255

March 31, 2004	16,298,557	2,617,707	$3,260	$111,796	$(3,176)	$(4,250)	$(27,994)	$149,428	$229,064

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MARCH 31, 2004, 2003 AND 2002 (IN THOUSANDS)

	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$(13,638)	$37,881	$19,797
Loss/(gain) from discontinued operations	46,158	6,085	17,219
Depreciation and amortization	18,025	17,506	17,360
Minority interest	77	(49)	—
Deferred income taxes	4,200	212	(3,525)
Undistributed (earnings)/losses of affiliates net of dividends received	(1,343)	(846)	287
(Gain)/loss on buyback of debt	—	(35)	1,638
Gain on disposition of fixed assets	(237)	(617)	(88)
Other	2,816	(4,093)	450

	56,058	56,044	53,138
Net changes in working capital other than cash:
Receivables	(34,891)	(29,093)	28,280
Inventories	(69,145)	(24,870)	(3,012)
Current payables	(2,779)	19,990	(5,971)

Cash provided by (used for) continuing operations	(50,757)	22,071	72,435
Cash provided by (used for) discontinued operations	2,313	(915)	(484)

Cash provided by (used for) operating activities	(48,444)	21,156	71,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment:
Additions	(36,690)	(36,223)	(12,305)
Dispositions	772	1,796	365
Business (acquisitions)/dispositions	—	—	164

Cash used for continuing operations	(35,918)	(34,427)	(11,776)
Cash provided by (used for) discontinuing operations	1,601	(395)	(1,895)

Cash used for investing activities	(34,317)	(34,822)	(13,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings	23,288	8,912	9,615
Repayment of long-term borrowings	(7,834)	(17,786)	(22,815)
Net change in short-term borrowings	71,744	49,724	(19,223)
Buyback of debt	—	(23,745)	(33,744)
Dividends paid	(4,429)	(3,198)	(2,665)
Other	560	539	481

Cash provided by/(used in) for financing activities	83,329	14,446	(68,351)

Effect of exchange rate changes on cash	537	1,106	(240)

INCREASE (DECREASE) IN CASH FOR PERIOD	1,105	1,886	(10,311)

CASH, beginning of period	26,570	24,684	34,995

CASH, end of period	$27,675	$26,570	$24,684

CASH PAYMENTS FOR:
Interest	$21,729	$17,068	$20,786
Income taxes	$9,889	$22,489	$21,342

See notes to consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The Company is principally engaged in purchasing, processing, storing, selling and shipping leaf tobacco The Company purchases tobacco primarily in the United States, Africa, Australia, South America and Asia for sale to customers in the United States, Europe and Asia.

SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The accounts of all subsidiary companies are included in the consolidated financial statements and all intercompany transactions have been eliminated. Investments in affiliated companies are accounted for by the equity method of accounting.

Foreign Currency: Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported as other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and translation adjustments in countries with highly inflationary economies are included in net income. The net amount exchange gains and losses included in the selling, general and administrative expenses in the accompanying consolidated statements of income (in thousands) was a gain of $455 in 2004 and losses of $189 and $629 in 2003 and 2002, respectively.

Marketable Securities: Marketable securities are classified as available for sale and consist of liquid equity securities. The specific identification method is used to determine gains and losses when securities are sold.

Goodwill and Other Intangibles: Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

Under SFAS No. 142, goodwill must be tested for impairment as of the beginning of the year in which the statement is adopted in its entirety. The Company completed the process of performing the transitional goodwill impairment test as of April 1, 2002 in the second quarter of 2003, and as a result of the test performed, management believes that goodwill was not impaired as of April 1, 2002.

SFAS No. 142 also requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company elected to perform its annual goodwill impairment test as of September 30, 2003 and 2004. Any subsequent impairment losses, if any, will be reflected in operating income in the statement of operations. Based on the annual impairment tests completed in September 30, 2002 and 2003, management believes that goodwill was not impaired as of March 31, 2002 and 2003, respectively.

The carrying value of other intangible assets as of March 31, 2004 in the amount of $1.4 million, net, represents deferred long-term debt financing fees. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill, as of the April 1, 2002 transition date or the March 31, 2004 balance sheet date. Based on management’s analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2007. Amortization expense associated with these intangible assets was $1.5 million, $2.0 million and $1.1 million for the three years ended March 31, 2004. Annual amortization expense for these intangible assets is expected to be $1.4 million in 2005.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The adoption of SFAS No. 142 resulted in the elimination of pretax goodwill amortization expense in the amount of $1.5 million for the year ended March 31, 2004 and 2003. The following table provides a reconciliation of net income and earnings per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the year ended March 31, 2004, 2003 and 2002.

	Twelve months ended March 31
(In thousands)	2004	2003	2002
Reported net income	$(13,638)	$37,881	$19,797
Add: Goodwill amortization	—	—	1,534

Adjusted net income	$(13,638)	$37,881	$21,331

Reported basic earnings per share	$(1.00)	$2.81	$1.49
Add: Goodwill amortization	—	—	0.12

Adjusted basic earnings per share	$(1.00)	$2.81	$1.61

	Twelve months ended March 31
	2004	2003	2002
Reported diluted earnings per share	$(0.76)	$2.66	$1.47
Add: Goodwill amortization	—	—	0.10

Adjusted diluted earnings per share	$(0.76)	$2.66	$1.57

The carrying amount of goodwill and other intangible assets for the fiscal year ended March 31, 2004 and 2003, were as follows:

GOODWILL

(In thousands)
At March 31, 2004 and 2003	$9,003

INTANGIBLES

(In thousands)
At April 1, 2003	$2,330
Additions	519
Less amortization	(1,481)

Balance as of March 31, 2004	$1,368

Property, Plant and Equipment: Property, plant and equipment is accounted for on the basis of cost. Maintenance and repairs are expensed as incurred. Provision for depreciation is charged to operations over the estimated useful lives. Buildings, machinery and equipment, and furniture and fixtures are depreciated over range of 25 to 50 years, 5 to 10 years and 5 to 10 years, respectively. Depreciation expense for 2004, 2003 and 2002 was $16.6 million, $15.5 million and $14.7 million, respectively.

The Company early adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in fiscal 2002 which superceded SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, but retained many of its fundamental provisions. In addition, the statement broadened the presentation of discontinued operations to include more disposal transactions. The Company early adopted SFAS No. 144 during fiscal 2002, and accordingly recognized as discontinued operations the results from the wool operating units that are being disposed of.

Long-lived assets are reviewed for impairment whenever events or changes in the circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted future cash flows attributable to each market would be compared to the carrying value of the long-lived assets of that market if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Inventories: Inventories, which are primarily packed leaf tobacco, are stated at the lower of specific cost or estimated net realizable value. Cost of tobacco includes a proportion of interest and factory overheads, which can be related directly to specific items of inventory. Items are removed from inventory on an actual cost basis.

Comprehensive Income: Comprehensive income presented in the consolidated statements of shareholders’ equity consists of the following (in thousands):

	2004	2003	2002
Derivatives	$(10)	$(637)	$179
Pension liability	4,844	(121)	—
Translation	23,160	30,562	45,004

	$27,994	$29,804	$45,183

Revenue Recognition: Substantially all revenue is recognized when the title and risk of ownership is passed to the customer, the persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured, and delivery has occurred. The Company also processes tobacco owned by its customers, and revenue is recognized when the processing is completed.

Income Taxes: The Company provides deferred income taxes on differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for tax purposes and operating loss carryforwards.

Minority Interests: Minority interests represent the interest of third parties in the net assets of certain subsidiary companies.

Investment in Unconsolidated Affiliates: The Company’s equity method investments are non-marketable equity securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a change in the business environment, or undergo any other significant change in the Company’s normal business. In assessing the recoverability of equity method investments, the Company uses discounted cash flow models. If the fair value of the equity investee is determined to be lower than carrying value, an impairment is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to operating earnings, growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows and therefore could increase or decrease an impairment charge.

Computation of Earnings Per Common Share: Earnings per share has been presented in conformity with SFAS No. 128, Earnings Per Share. The diluted earnings per share include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were further increased by the employees stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in the computation of diluted earnings per share.

Stock Options: The Company’s stock option plans are described more fully in Note 11. The Company accounts for stock options under the intrinsic value method recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002
Net income (in thousands):
As reported	$(13,638)	$37,881	$19,797
Total stock option expense under SFAS No. 123	$184	$173	$68
Pro forma	$(13,822)	$37,708	$19,729
Diluted	$(11,482)	$40,061	$22,245
Pro forma	$(11,666)	$39,888	$22,177
Basic earnings per share:
As reported	$(1.00)	$2.81	$1.49
Pro forma	$(1.02)	$2.80	$1.48
Diluted earnings per share:
As reported	$(0.76)	$2.66	$1.47
Pro forma	$(0.77)	$2.64	$1.47

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Derivative Financial Instruments: On April 1, 2001 the Company adopted SFAS No. 133 ,”Accounting for Derivative Instruments and Hedging Activities” as amended. SFAS No. 133 establishes new accounting and disclosure requirements for most derivative instruments and hedge transactions involving derivatives. SFAS No. 133 also requires formal documentation procedures for hedging relationships and effectiveness testing when hedge accounting is to be applied.

In accordance with the transition provisions of SFAS No. 133, in the year ended March 31, 2002 the Company recorded a cumulative effect loss adjustment of $2.1 million, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash flow hedging instruments. The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that changes in the effective portion of the fair values of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. At March 31, 2004 the Company had foreign exchange contracts outstanding with a notional value of $3.7 million and a fair value of $3.7 million.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. The adoption of SFAS No. 149 did not have material effect on the Company’s financial statements.

Recent Accounting Pronouncements:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit and disposal activities, including restructuring activities, and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted SFAS No. 146 as of the effective date, January 1, 2003, and it had no material impact on the Company’s financial condition or results of operations. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements 5, 57, and 107 and Rescission of FASB Interpretation 34”. FIN 45 clarifies the requirements of FASB Statement 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 15, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. FIN 45 was effective for any guarantees issued or modified after December 31, 2002 and its disclosure requirements were effective for the Company as of December 31, 2002. There was no material impact on the Company upon adoption of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123”. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections”. One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. Generally gains or losses on future debt extinguishments if any, will be recorded in Other income/(expense) net. Upon adoption, extraordinary losses of $16,000 and $1.1 million as previously reported, net of tax for the fiscal years ended March 31, 2003 and 2002, respectively, were reclassified on a pre-tax basis to Other income/(expense), net to conform to the requirements of SFAS No. 145.

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. See Note 11 for disclosures regarding the Company’s pension plans and other postretirement benefits.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities FIN 46), which requires unconsolidated variable interest entities (VIE’s) to be consolidated by their primary beneficiaries. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R replaces FIN 46 to incorporate several FASB Staff Positions issued relating to FIN 46. FIN 46R is effective for periods ending after December 15,2003 for public companies that have VIE’s or potential VIE’s. Otherwise, FIN 46R is effective for public companies for periods ending after March 15, 2004. Neither FIN 46 nor FIN 46R had an impact on the Company’s financial condition and results of operations.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, as amended by FSP No. 106-2. The FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The Company has elected to defer financial recognition of this legislation.

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

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Use of Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates as determined by the Company include the allowance for doubtful accounts reserve, inventory reserve, discontinued operations reserve and pension assumptions. Actual results could differ from those estimates.

Basis of Presentation and Reclassification: Certain amounts in prior year statements have been reclassified for conformity with current year presentation, with no effect on reported results of operations or equity. Additionally, all periods including quarterly information presented in the financial statements have been restated for the Company’s decision to discontinue the wool operations as discussed in Note 2, “Discontinued Operations”, of these financial statements.

2. DISCONTINUED OPERATIONS

As conditions in the wool industry deteriorated throughout the fiscal 2002 year, the Company decided to close and dispose of certain of its wool operating units for strategic reasons in fiscal 2002. Given the extremely difficult trading environment in the wool industry, the Company decided to shrink the wool division down to its core markets, namely, the key sourcing areas of Australia, the key processing/marketing areas of Europe and the carpet and scoured sectors of the UK and its subsidiary in Chile, which had remained relatively healthy throughout the cyclical industry downturn. Accordingly, the Company discontinued operations in four of its wool units located in Argentina, Holland, New Zealand and South Africa. The closure of these units was completed in fiscal 2003.

During the second quarter of fiscal 2004, the Company decided to focus on the core tobacco operations and accordingly, to exit all of the remaining wool operations. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under SFAS No. 144. Of the remaining operations, the unit in Australia was sold in fiscal 2004, the mill in France was closed in April 2004 and the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile are expected to be sold or terminated by September 30, 2004.

Results of operations and the assets and liabilities, other than wool subsidiary debt guaranteed by the Company, for all periods presented have been reclassified and presented as discontinued operations in the financial statements and related notes. The wool operating loss for fiscal 2004 and 2003 was $12.9 million and $0.3 million, respectively. In addition to the operating losses, an estimated loss on disposition of $33.3 million was recorded during fiscal 2004. This information is summarized for the appropriate fiscal years as follows:

	Year Ended March 31,
(In thousands)	2004	2003	2002
Revenues	$177,277	$212,821	$200,528

	Year Ended March 31,
(In thousands)	2004	2003	2002
Inventory	$50,827	$68,883	$66,290
Receivables	40,826	44,493	46,439
Other assets	3,475	29,605	25,051

Assets	$95,128	$142,981	$137,780
Accounts payable	31,383	29,164	33,294

Net assets available for sale	$63,745	$113,817	$104,486

Wool Subsidiary debt guaranteed by the Company (not included in discontinued operations)	$45,469	$75,840	$63,396

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

3. RECEIVABLES

	Year Ended March 31,
	2004	2003
	(In Thousands)
Trade accounts	$111,036	$100,832
Advances to suppliers	48,935	29,400
Affiliated companies	1,844	14,357
Other	38,380	28,442

	200,195	173,031
Allowances for doubtful accounts	(3,514)	(3,481)

	$196,681	$169,550

4. INVENTORIES

Tobacco inventories at March 31, 2004 and 2003 included capitalized interest of $1.1 million and $0.9 million, respectively. Included in inventory at March 31, 2004 and 2003 were valuation reserves of $4.7 million and $8.0 million, respectively. Inventory valuation provisions included in cost of sales totaled approximately $4.0 million, $0.5 million and $0.1 million in 2004, 2003 and 2002, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

	Year Ended March 31,
	2004	2003
	(In Thousands)
Land	$13,187	$11,194
Buildings	104,530	94,708
Machinery and equipment	185,405	160,522
Furniture and fixtures	16,118	14,053
Construction in progress	11,386	9,989

	330,626	290,466
Accumulated depreciation	(161,341)	(143,605)

	$169,285	$146,861

Depreciation expense was $16.6 million, $15.5 million and $14.7 million in 2004, 2003 and 2002, respectively.

6. AFFILIATED COMPANIES

a) Net investment in affiliated companies are represented by the following:

	Year Ended March 31,
	2004	2003
	(In Thousands)
Net current assets	$10,071	$7,480
Property, plant and equipment	15,218	16,744
Other long-term liabilities	(5,429)	(9,071)
Interests of other shareholders	(10,380)	(7,732)

Company’s interest	$9,480	$7,421

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

b) The results of operations of affiliated companies were:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Sales	$93,767	$124,852	$74,578

Income before taxes	$2,612	$3,084	$438
Income taxes	(106)	1,363	618

Net income/(loss)	$2,718	$1,721	$(180)

Company’s share of Equity in earnings/(loss)	$1,343	$846	$(287)

c) Balances with the unconsolidated affiliates are for the procurement of tobacco inventory as follows:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Purchases of tobacco	$54,066	$49,745	$32,815
Receivables from equity investees	1,844	14,357	13,462
Advances on purchases of tobacco	1,456	14,016	9,122
Payables to equity investees	1,183	367	—

The Company’s significant affiliates and percentage of ownership at March 31, 2004 follow: Adams International Ltd., 49.0% (Thailand), Siam Tobacco Export Corporation Ltd., 49.0% (Thailand), Transcontinental Tobacco India Private Ltd. 49.0% (India), and Stansun Leaf Tobacco Company Ltd., 50.0% (Kyrgyzstan). Audited financial statements of affiliates are obtained annually.

7. OTHER ASSETS

	Year Ended March 31,
	2004	2003
	(In Thousands)
Cash surrender value of life insurance policies (face amount $36,127)	$13,792	$13,264
Deposits	1,091	1,499
Receivables	16,946	7,752
Deferred financing fees	1,368	2,330
Investments	68	68
Other	831	1,195

	$34,096	$26,108

8. SHORT-TERM BORROWINGS

	Year Ended March 31,
	2004	2003
	(In Thousands)
Weighted-average interest on borrowings at end of year	5.5%	4.2%
Weighted-average interest rate on borrowings during the year (1)	5.8%	5.1%
Maximum amount outstanding at any month-end	$253,847	$242,027
Average month-end amount outstanding	$215,721	$189,156
Amount outstanding at year-end	$253,847	$182,103

(1)	Computed by dividing short-term interest expense and amortized financing costs by average short-term debt outstanding.

At March 31, 2004, under agreements with various banks, total short-term credit facilities for continuing operations of $481.1 million (2003—$478.2 million) were available to the Company of which $40.0 million (2003—$22.2 million) was being utilized for letters of credit and guarantees and $187.3 million (2003—$273.9 million) was unused. The

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Company’s revolving credit facilities at March 31, 2004 included a master credit facility for tobacco operations (the “MFA”) of $210.0 million, in addition to local lines of approximately $222.4 million. Also, separate facilities totaling $48.7 million are in place for wool operations classified as discontinued operations, but guaranteed by the Company. At March 31, 2004 substantially all of the Company’s assets were pledged against current and long-term borrowings.

Since March 31, 2004, the Company has replaced its existing $210 million facility with a new facility and this is included in Note 18 to the audited consolidated financial statements.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Year Ended March 31,
	2004	2003
	(In Thousands)
Trade accounts	$118,167	$94,578
Affiliated companies	1,183	367
Other accruals and payables *	26,544	40,499

	$145,894	$135,444

*	2003 includes $7.0 million accrual for the Deloach settlement.

10. LONG-TERM DEBT

	Year Ended March 31,
	2004	2003
	(In Thousands)
8.875% Senior Notes due in 2005	$65,177	$65,177
2.955% repayable in 2006	7,057	—
2.376% repayable in 2006	2,010	—
2.6% fixed rate repayable through 2012	3,086	3,015
10.5% loan repayable through 2005	2,069	2,959
4.25% loan repayable through 2010.	2,946	2,893
9.82% fixed rate loan repayable annually through 2005	300	860
Interest free note repayable through 2005	495	497
9.4% loan repayable through 2008	14,322	5,168
Other	2,828	3,210

	100,290	83,779
Current portion	(8,476)	(5,107)

	$91,814	$78,672

Long-term debt maturing after one year is as follows (in thousands): 2006—$81,494; 2007—$4,206; 2008—$2,189; 2009—$1,828 and thereafter—$2,097. Certain debt agreements to which the Company and its subsidiaries are parties contains certain covenants that, among other things, limit our ability to (i) pay dividends, (ii) incur additional indebtedness, (iii) transfer or issue shares of capital stock of subsidiaries to third parties, (iv) sell assets, (v) issue preferred stock, (vi) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (vii) merge with or into any person. The Company was in compliance with all financial covenants as of March 31, 2004.

Since March 31, 2004, the Senior Notes have been repaid by the Company as referred to in Note 18 to the audited consolidated financial statements.

CONVERTIBLE SUBORDINATED DEBENTURES

On November 13, 1991 the Company issued $69.0 million of 7 1/4% Convertible Subordinated Debentures due March 31, 2007. Adjusted for subsequent stock dividends, the debentures currently are convertible into shares of common stock of the Company at a conversion price of $29.38. The debentures are subordinated in right of payment to all senior

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

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

Since March 31, 2004 the Debentures have been repaid by the Company as referred to in Note 18 to the audited consolidated financial statements.

At March 31, 2004, substantially all of the Company’s assets were pledged against current and long-term borrowings.

11. BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all full-time salaried employees in the United States and a Supplemental Executive Retirement Plan (“SERP”) covering benefits otherwise limited by Section 401(a)(17) (Compensation Limitation) and Section 415 (Benefits Limitation) of the Internal Revenue Code. Various other pension plans are sponsored by foreign subsidiaries. The U.S. defined benefit pension plans and foreign plans which are significant and which are considered to be defined benefit pension plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Benefits under the plans are based on employees’ years of service and eligible compensation. The Company’s policy is to contribute amounts to the U.S. plans sufficient to meet or exceed funding requirements of federal benefit and tax laws. In fiscal 2005, the Company expects to contribute approximately $1.5 million to its U.S. pension plan.

As of March 31, 2004 and 2003, pension plan assets consisted primarily of various common stocks, bonds, government obligations and other interest-bearing securities. The U.S pension plan assets comprised 31% and 32% of total pension plan assets as of March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, the U.S. pension plan assets were allocated as follows:

	Year Ended March 31,
	2004	2003
Equity securities	63%	61%
Debt securities	37%	39%

Total	100%	100%

The Company’s investment strategy for the plan assets is to manage the assets in order to pay retirement benefits to plan participants over the life of the plan. This is accomplished by preserving capital through diversification in high-quality investments and earning an acceptable long-term rate of return consistent with an acceptable degree of risk, while considering the liquidity needs of the plans.

The Company’s retirement committee has determined the optimal strategic asset allocation to meet the plans’ long-term investment strategy. The Company’s strategic target allocation of U.S. pension plan assets is as follows:

	Target Allocation	Range
Equity securities	65%	50% to 75%
Debt securities	35%	25% to 50%

Total	100%

The Company also provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions”, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. The ongoing impact of SFAS No. 106 as it relates to employees of foreign subsidiaries is immaterial. The Company expenses the costs of such benefits as incurred. In fiscal 2005, the Company does not expect to contribute assets to its other post retirement benefit plan trust. Benefit payments to retirees under the plan are expected to be approximately $600,000.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) which became law in December 2003 introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans that provide a benefit at least equivalent to the Medicare benefit. In accordance with the FASB Staff Position issued in January 2004, the Company has elected to defer the effects of the Act until a subsequent period. Accordingly, any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost included in the accompanying consolidated financial statements do not reflect the effects of the Act on the Company’s plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Company expects that it will benefit from the new legislation, and that it will not have to amend its current post-retirement benefit plan in order to do so. However, the Company has not yet determined the amount of subsidy that will be received as a result of the new legislation.

Plan assets consist primarily of common stocks, pooled equity and fixed income funds. The pension costs and obligations for non-U.S. plans shown below also include certain unfunded book-reserve plans.

A summary of the U.S. plans and non-U.S. plans is as follows (in thousands):

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		U.S. Plans Other Benefits
	2004	2003	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$18,943	$14,168	$36,525	$32,627	$10,900	$10,125
Service cost	1,073	851	2,037	1,630	373	260
Interest cost	1,188	1,103	2,556	2,280	696	676
Actuarial (gain) loss	2,040	2,213	11,710	2,453	1,121	488
Plan participants contribution	—	—	23	—	66	61
Amendments	—	921	—	—	—	—
Actual distributions	(827)	(411)	(200)	—	—	—
Special termination benefits	—	157	—	—	—	—
Benefits paid	—	(59)	(1,903)	(2,465)	(621)	(710)

Benefit obligation at end of year	22,417	18,943	50,748	36,525	12,535	10,900

Change in plan assets
Fair value of plan assets, beginning of year	10,716	10,695	23,125	27,943	—	—
Actual return on plan assets	2,297	(1,115)	8,199	(3,776)	—	—
Employer contributions	2,048	1,606	2,720	806	555	572
Plan participants contribution	—	—	23	—	66	61
Settlement distributions	—	—	—	617	—	—
Benefits paid	(827)	(470)	(2,103)	(2,465)	(621)	(633)

Fair value of plan assets of end of year	14,234	10,716	31,964	23,125	—	—

Funded status	(8,183)	(8,227)	(18,784)	(13,400)	(12,535)	(10,900)
Unrecognized net actuarial loss	6,552	6,336	9,936	13,994	2,625	1,535
Unrecognized transition obligation	774	—	(738)	—	—	—
Unrecognized prior service cost	—	847	—	(1,509)	—	(139)

Prepaid (accrued) benefit cost	$(857)	$(1,044)	$(9,586)	$(915)	$(9,910)	$(9,504)

The aggregate projected benefit obligation and aggregate accumulated benefit obligation for U.S. pension plans with accumulated benefit obligations in excess of plan assets (in thousands) were $7,004 and $1,141 as of March 31, 2004 and $8,228 and $1,224 as of March 31, 2003. The aggregate projected benefit obligation and aggregate accumulated benefit obligation for non-U.S. pension plans with accumulated benefit obligations in excess of plan assets (in thousands) were $18,390 and $9,506 as of March 31, 2004 and $13,400 and $8,739 as of March 31, 2003. The U.S. plan with accumulated benefit obligations in excess of plan assets had no plan assets as of March 31, 2004 and $10,714 as of March 31, 2003. The non-U.S. plans with accumulated benefit obligations in excess of plan assets had plan assets of $32,358 as of March 31, 2004 and $23,125 as of March 31, 2003.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The components of net periodic benefit costs for the U.S. plans and non-U.S. plans is as follows (in thousands):

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			U.S. Plans Other Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service Cost	$1,073	$851	$805	$2,037	$1,630	$1,499	373	260	$240
Interest Cost	1,188	1,103	965	2,556	2,280	2,334	696	676	707
Expected return on plan assets	(906)	(907)	(883)	(2,016)	(2,480)	(2,983)	(139)	—	—
Amortization of prior service cost	73	73	(36)	(11)	31	(81)	—	(140)	(139)
Recognized net actuarial loss	309	62	10	778	40	65	36	—	—

Net periodic benefit cost	$1,737	$1,182	$861	$3,344	$1,501	$834	$966	$796	$808

The assumptions used in 2004, 2003 and 2002 were as follows:

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits					U.S. Plans Other Benefits
	2004	2003	2002	2004		2003	2002		2004	2003	2002
Weighted Average Assumptions Discount rate	5.75%	6.50%	7.25%	5.75 to 6.5	% %	6.5%	7.4 to 8.5	% %	5.75%	6.5%	7.25%
Expected return on plan assets	8.0%	8.0%	8.0%	6.0 to 8.0	% %	8.8%	10.0%		—	—	—
Rate of compensation increase	5.0%	5.0%	5.0%	2.0 to 5.0	% %	4.5%	5.5 to 7.0	% %	5.0%	5.0%	5.0%

For measurement purposes, a 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.0 percent for 2007 and remain at that level thereafter. The basis for determining the long-term rate of return is a combination of historical and prospective returns derived from a combination of research and industry forecasts.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1 Percentage- Point Increase	1 Percentage- Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$221	$171
Effect on postretirement benefit obligation	$5,267	$4,098

The Company also sponsors a 401(k) savings incentive plan for most full-time salaried employees in the U.S. Under this plan, the Company matches 50% employee contributions for the first 4% of base salary. Expenses for this plan were $254,000, $241,000 and $215,000 in 2004, 2003 and 2002, respectively.

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

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

In August 1998, the Company adopted the Standard Commercial Corporation Nonqualified Stock Option Plan (the “NSOP”) under which options to purchase shares of the Company’s stock may be granted to key employees of the Company. Options vest one-quarter each year beginning on the first anniversary of the date of grant and become 100% vested on the fourth anniversary of the date of grant.

There were no option grants during fiscal year 2001. The estimated weighted average fair value of options granted for the years ended March 31, 2004 and 2003 are:

	2004	2003
Weighted average exercise price	$17.40	$18.90
Weighted average fair value of options	$5.88	$6.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grant in 2004: dividend yield of 1.86% (2003—1.79%) expected volatility 47% (2003—49%); risk free interest rate of approximately 2.11% (2003—2.81%) and an expected life of [4] years in both 2004 and 2003.

A summary of the status of the Company’s plans as of March 31, 2004, 2003, and 2002 and changes during the years ending on those dates is presented below:

	Shares	Option price per share	Weighted average exercise price per share
April 1, 2001	153,209	5.00 - 8.88	7.19
Options granted	91,500	17.50	17.50
Options cancelled	(1,230)	5.00 - 17.50	6.51
Options exercised	(25,295)	5.00 - 17.50	6.95

March 31, 2002 (71,008 exercisable)	218,184	5.00 - 17.50	11.55
Options granted	93,000	18.90	18.90
Options cancelled	(4,200)	5.00 - 17.50	14.11
Options exercised	(10,525)	5.00 - 17.50	6.92

March 31, 2003 (121,082 exercisable)	296,459	5.00 - 18.90	13.98
Options granted	82,500	17.40 - 17.61	17.40
Options cancelled	(28,415)	5.00 - 18.90	16.47
Options exercised	(52,387)	5.00 - 17.50	7.52

Options exercisable at March 31, 2004 (118,782 exercisable)	298,157	5.00 - 18.90	15.60

The following table summarizes information about stock options outstanding as of March 31, 2004:

Range of exercise prices	Number of outstanding options	Weighted average remaining life (Years)	Weighted average exercise price of outstanding options	Number of options exercisable	Weighted average exercise price of exercisable options
$18.90	82,500	8.38	$18.90	20,625	$18.90
17.61	1,500	9.38	17.61	—	17.61
17.50	76,000	7.38	17.50	38,000	17.50
17.40	78,000	9.38	17.40	—	17.40
8.88	37,344	1.38	8.88	37,344	8.88
$5.00	22,813	2.38	$5.00	22,813	$5.00

	298,157			118,782

12. COMMITMENTS AND CONTINGENCIES

The Company is obligated under operating leases for equipment, office and warehouse space with minimum annual rentals as follows (in thousands): 2005—$2,077; 2006—$1,391; 2007—$1,235; 2008—$1,050; 2009—$871 and thereafter $2,367. Some of the leases are subject to escalation.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Expenses under operating leases for continuing operations in 2004, 2003 and 2002 (in thousands) were $2,994, $2,496 and $1,861, respectively.

The Company operates a processing facility under a service agreement, which guarantees reimbursement of all of the facility’s costs including operating expenses and management fees. This lease is not considered a commitment of the Company.

The Company has commitments for routine capital expenditures of approximately $19 million, substantially all of which are expected to be incurred in fiscal 2005.

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

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including its subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including the Company and three of its subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including the Company and one of its subsidiaries. The Company has responded to the Statement regarding the Spanish investigation and to the Statement regarding the Italian investigation and will continue to cooperate in the investigations. Through the Statements, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anticompetition laws. The Company expects to be assessed penalties in the cases and expects that the penalties could be material to our earnings. DG Comp has, however, indicated that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp. The Company is currently unable to assess the amount of such penalties, but expects that the mitigating factors could result in a reduction in any penalties imposed.

On February 26, 2001, the Company was served with a Third Amended Complaint, naming it and other leaf merchants as defendants in Deloach, et al. V. Philip Morris Inc., et al., a suit originally filed against U.S. cigarette manufacturers in the United States District Court for the District of Columbia and subsequently moved to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235). The Deloach suit was a class action claim brought on behalf of U.S. tobacco growers and quota holders alleging that defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. Plaintiffs sought injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorney’s fees and costs of litigation. On April 3, 2002, the Court granted the plaintiffs’ motion for class action certification. In May 2003, the Company, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded the Company a full release from all the claims in exchange for a payment of $7.0 million towards a larger total settlement agreement. On April 22, 2004, the case was settled and the settlement approved by the Court as to the remaining defendant.

Other contingencies, consisting of guarantees, pending litigation and other claims, in the opinion of management, are not considered to be material in relation to the Company’s financial statements as a whole, liquidity or future results of operations.

Guarantees arise during the ordinary course of business from relationships with customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others (via delivery of cash or other assets) if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. Such non-performance usually relates to commercial obligations or loans.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

The following table provides a summary of the aggregate terms, maximum future payments and associated liability reflected in the consolidated balance sheet for each type of guarantee (in thousands):

	Final Expiration (year)	Maximum Future Payments	Recorded Liability
Affiliates	2008	$5,829	$—
Non-Affiliates	2004	20,938	165

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

13. COMMON STOCK

The Company maintains a Performance Improvement Compensation Plan administered by the Compensation Committee of the Board of Directors as an incentive for designated employees. In June 1993, the Board adopted a Restricted Stock Plan (“RSP”) as a means of awarding those employees to the extent that certain performance objectives were met. The shares are issued subject to a four- to seven-year restriction period. The Company has a 401(k) savings incentive plan in the United States to which the employer contributes shares of common stock under a matching program, and a dividend reinvestment plan. Treasury stock represents shares in the Company acquired by a foreign affiliate prior to its becoming a wholly-owned subsidiary. Total compensation expense recognized under the RSP was $1,772,000, $871,000 and $903,000 for 2004, 2003 and 2002, respectively.

14. OTHER INCOME /(EXPENSE)—NET

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Other income:
Interest	$343	$926	$1,933
Gain on asset sales and dispositions	237	617	88
Gain from officers life insurance policies	476	653	314
Gain on buyback of debt	—	35	—
Rents received	803	757	79
Other	1,783	1,949	1,749

	3,642	4,937	4,163

Other expense:
Amortization	—	—	(495)
Loss on buyback of debt	—	—	(1,638)
Other	(851)	(1,230)	(776)

	(851)	(1,230)	(2,909)

	$2,791	$3,707	$1,254

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

15. INCOME TAXES

a) Significant components of the Company’s deferred tax liabilities and assets are as follows:

	Year Ended March 31,
	2004	2003
	(In Thousands)
Deferred tax liabilities:
Depreciation	$9,728	$6,622
Capitalized interest	535	413
Undistributed foreign earnings	5,060	—
Prepaid pension assets	—	1,454
All other, net	18	114

Total deferred tax liabilities	15,341	8,603

Deferred tax assets:
Unrealized foreign exchange loss	—	2,331
NOL carried forward	945	430
Pension liability	3,768	—
Post-retirement benefits other than pensions	3,863	3,750
Uniform capitalization and reserves	260	198
Other accrued liabilities	3,721	823
All other, net	228	—

	12,785	7,532
Valuation allowance for deferred income tax assets	(945)	(2,761)

Total deferred tax assets	11,840	4,771

Net deferred tax liabilities	$3,501	$3,832

b) The net deferred tax liabilities include (in thousands) approximately $3,067 of current liabilities at March 31, 2004 and $921 of currents assets at March 31, 2003.

The Company has provided valuation allowances on deferred tax assets for certain foreign subsidiaries based on their history of losses. Management cannot assert that there will likely be sufficient profits generated by these subsidiaries in the near future to offset these losses. The loss carryforwards of $3,158 which give rise to the valuation allowances will expire in 2005 and thereafter. The net increase in the valuation allowance in 2003 of $2.5 million was primarily related to the uncertainty as to the realization of certain foreign net operating losses and unrealized foreign exchange losses. The decrease of the valuation allowance by $1.8 million in 2004 was primarily the result of a change in management’s assertion as to the realizability of unrealized foreign exchange losses. The Company’s provision for income taxes in future periods may be impacted by adjustments to the valuation allowance that may be required if circumstances change regarding the realizability of the deferred income tax assets.

c) Income tax provisions are detailed below:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Current:
Federal	$(108)	$3,729	$9,180
Foreign	6,953	20,097	16,514
State and local	(63)	349	602

	6,782	24,175	26,296

Deferred:
Federal	6,347	498	(528)
Foreign	(2,266)	(263)	(2,885)
State and local	119	(23)	(112)

	4,200	212	(3,525)

Income tax provision	$10,982	$24,387	$22,771

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

d) Components of deferred taxes follow:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Tax on differences in timing of income recognition in foreign subsidiaries	$(1,523)	$170	$(1,214)
Undistributed foreign earnings	5,060	—	—
Capitalized interest	122	(17)	(941)
Depreciation	861	(198)	(985)
Pension liability	(320)	—	—
Other	—	257	(385)

	$4,200	$212	$(3,525)

e) The provision for income taxes is determined on the basis of the jurisdiction imposing the tax liability. As some of income of foreign companies may also be currently subject to U.S. tax, the U.S. and foreign income taxes shown do not compare directly with the segregation of pretax income between domestic and foreign companies that follows:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Pretax income:
Domestic	$6,336	$13,598	$22,792
Foreign	35,900	53,860	37,282

	$42,236	$67,458	$60,074

f) The following is a reconciliation of the income tax provision to the expense calculated at the U.S. federal statutory rate:

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
Expense (benefit) at U.S. federal statutory tax rate	$14,360	$23,610	$20,425
Foreign tax losses for which there is no relief available	—	—	—
U.S. tax on foreign income	6,637	1,420
Different tax rates in foreign subsidiaries	(6,273)	(3,798)	1,033
Change in valuation allowance	(1,816)	2,458	(162)
Other—net	(1,926)	697	1,475

	$10,982	$24,387	$22,771

g) The undistributed earnings of certain non-U.S. subsidiaries are not subject to additional non-U.S. income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to re-invest such undistributed earnings indefinitely with the exception of funds to help in the disposition of the wool group. A total of $5.1 million of deferred taxes have been provided for a portion of the undistributed earnings of the Company’s subsidiaries. As to the remainder, these earnings have been, and under current plans, will continue to be reinvested and it is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

16. DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company’s financial instruments as of March 31, 2004 is provided below in accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. Certain estimates and judgments were required to develop the fair value amounts, which are not necessarily indicative of the amounts that would be realized upon disposition, nor do they indicate the Company’s intent or ability to dispose of such instruments.

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable: The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

Short-Term and Long-Term Debt: The fair value of the Company’s short-term borrowings, which primarily consists of bank borrowings, approximates its carrying value. The estimated fair value of long-term debt, including the current portion, is approximately $145.4 million, compared with a carrying value of $145.3 million, based on discounted cash flows for fixed-rate borrowings, with the fair value of floating-rate borrowings considered to approximate carrying value.

17. SEGMENT INFORMATION

The Company is engaged primarily in purchasing, processing and selling leaf tobacco. Its activities other than these are minimal. Geographic information for sales by country is determined by the location of the customer, however this information is not necessarily representative of the final destination of the product. Geographic information for long-lived assets by country is determined by the physical location of the assets.

	Year Ended March 31,
	2004	2003	2002
	(In Thousands)
GEOGRAPHIC AREAS
Sales:
United States	$164,786	$183,390	$171,655
Germany	70,204	114,685	94,798
United Kingdom	55,404	55,421	59,720
Japan	43,572	45,074	47,275
Italy	25,056	17,070	12,510
Turkey	15,695	20,097	39,575
Switzerland	83,927	49,107	30,669
Netherlands	26,397	17,653	17,566
Brazil	12,318	12,873	10,293
CIS	31,783	30,337	14,459
China	25,566	37,900	32,796
Other countries	225,336	220,907	249,069

	$780.044	$804,514	$780,385

	Year Ended March 31,
	2004	2003
	(In Thousands)
Long-lived Assets:
United States	$41,984	$36,781
Brazil	30,331	29,887
Turkey	20,475	20,894
Malawi	20,051	14,794
Italy	17,775	13,314
United Kingdom	4,096	4,006
CIS	10,327	10,882
Indonesia	8,145	2,706
Argentina	6,885	5,946
Spain	5,961	5,280
Other countries	3,255	2,371

	$169,285	$146,861

One customer accounted for 18%, 16% and 10% of total sales in 2004, 2003 and 2002, respectively. Another customer accounted for 15%, 16% and 17% of the total sales in 2004, 2003 and 2002, respectively. A third customer accounted for 15%, 15% and 17% of total sales in 2004, 2003 and 2002.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

18. SUBSEQUENT EVENTS

On April 2, 2004, the Company replaced its $210 million primary global revolving credit facility with a new three year unsecured $150 million global facility with similar terms and conditions. The rate is currently LIBOR plus 2.0%. On April 2, 2004, the Company completed and closed on a new Rule 144A $150 million Senior Note issue at 8.0%, due 2012. The indentures governing these senior notes contain certain covenants that, among other things, limit the Company’s ability to (i) pay dividends, (ii) incur additional indebtedness, (iii) transfer or issue shares of capital stock of subsidiaries to third parties, (iv) sell assets, (v) issue preferred stock, (vi) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (vii) merge with or into any entity. In May 2004 the proceeds from the Senior Note issue were used to repay the 8 7/8% Senior Notes due in 2005 and the 7 1/4% Convertible Subordinated Debentures due in 2007.

19. SUPPLEMENTAL GUARANTOR INFORMATION

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

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

YEARS ENDED MARCH 31, 2004, 2003 AND 2002

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

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

March 31, 2004

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$1,064	$94	$—	$26,517	$—	$27,675
Receivables	29,278	34	—	167,369	—	196,681
Intercompany receivables	106,415	17,089	—	71,485	(194,989)	—
Inventories	52,484	—	—	239,850	—	292,334
Assets of discontinued operations	—	—	—	95,128	—	95,128
Prepaid expenses	118	(1)	—	4,881	—	4,998
Marketable securities	—	1	—	1,333	—	1,334

Current assets	189,359	17,217	—	606,563	(194,989)	618,150
Property, plant and equipment	41,471	—	—	127,814	—	169,285
Investment in subsidiaries	185,709	251,950	—	156,438	(594,097)	—
Investment in affiliates	—	—	—	9,480	—	9,480
Other noncurrent assets	(2,082)	14,635	—	30,546	—	43,099

Total assets	$414,457	$283,802	$—	$930,841	$(789,086)	$840,014

Liabilities
Short-term borrowings	$22,829	$—	$—	$231,018	$—	$253,847
Current portion of long-term debt	—	—	—	8,476	—	8,476
Accounts payable	14,599	1,354	—	129,941	—	145,894
Liabilities of discontinued operations	—	—	—	31,383	—	31,383
Intercompany accounts payable	45,056	9,660	—	140,273	(194,989)	—
Taxed accrued	2,061	(4,521)	—	14,158	—	11,698

Current liabilities	84,545	6,493	—	555,249	(194,989)	451,298
Long-term debt	65,177	—	—	26,637	—	91,814
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,593	1,050	—	9,710	—	20,353
Deferred taxes	(546)	(486)	—	1,466	—	434

Total liabilities	158,769	52,108	—	593,062	(194,989)	608,950

Minority interests	—	—	—	2,000	—	2,000

Shareholders’ equity
Common stock	993	3,260	—	148,765	(149,758)	3,260
Additional paid-in capital	130,860	111,796	—	60,564	(191,424)	111,796
Unearned restricted stock plan compensation	(768)	(546)	—	(1,862)	—	(3,176)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	135,956	149,428	—	156,306	(292,262)	149,428
Accumulated other comprehensive income	(11,353)	(27,994)	—	(27,994)	39,347	(27,994)

Total shareholders’ equity	255,688	231,694	—	335,779	(594,097)	229,064

Total liabilities and equity	$414,457	$283,802	$—	$930,841	$(789,086)	$840,014

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$463	$54	$—	$26,053	$—	$26,570
Receivables	36,625	1	—	132,924	—	169,550
Intercompany receivables	120,142	35,549	—	17,130	(172,821)	—
Inventories	48,420	—	—	167,852	—	216,272
Assets of discontinued operations	—	—	—	142,981	—	142,981
Prepaid expenses	193	—	—	2,107	—	2,300
Marketable securities	—	1	—	1,233	—	1,234

Current assets	205,843	35,605	—	490,280	(172,821)	558,907
Property, plant and equipment	35,617	—	—	111,244	—	146,861
Investment in subsidiaries	163,704	256,770	13,985	156,071	(590,530)	—
Investment in affiliates	—	—	—	7,421	—	7,421
Other noncurrent assets	950	13,990	—	20,171	—	35,111

Total assets	$406,114	$306,365	$13,985	$785,187	$(763,351)	$748,300

Liabilities
Short-term borrowings	$21,777	$—	$—	$160,326	$—	$182,103
Current portion of long-term debt	—	—	—	5,107	—	5,107
Accounts payable	14,873	7,451	—	113,120	—	135,444
Liabilities of discontinued operations	—	—	—	29,164	—	29,164
Intercompany accounts payable	46,890	17,858	903	107,170	(172,821)	—
Taxed accrued	7,838	(9,154)	—	11,486	—	10,170

Current liabilities	91,378	16,155	903	426,373	(172,821)	361,988
Long-term debt	65,177	—	—	13,495	—	78,672
Convertible subordinated debentures	—	45,051	—	—	—	45,051
Retirement and other benefits	9,580	968	—	3,323	—	13,871
Deferred taxes	(1,480)	(428)	—	6,661	—	4,753

Total liabilities	164,655	61,746	903	449,852	(172,821)	504,335

Minority interests	—	—	—	1,840	—	1,840

Shareholders’ equity
Common stock	993	3,222	32,404	166,365	(199,762)	3,222
Additional paid-in capital	130,860	108,453	—	60,564	(191,424)	108,453
Unearned restricted stock plan compensation	(697)	(497)	—	(1,797)	—	(2,991)
Treasury stock at cost	—	(4,250)	—	—	—	(4,250)
Retained earnings	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Accumulated other comprehensive income	(13,192)	(29,804)	(2,771)	(28,572)	44,535	(29,804)

Total shareholders’ equity	241,459	244,619	13,082	333,495	(590,530)	242,125

Total liabilities and equity	$406,114	$306,365	$13,985	$785,187	$(763,351)	$748,300

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

March 31, 2004

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$223,940	$—	$—	$777,498	$(221,394)	$780,044
Cost of sales:
Materials services and supplies	194,233	—	—	677,603	(221,394)	650,442
Interest	1,893	—	—	12,903	—	14,796

Gross profit	27,814	—	—	86,992	—	114,806
Selling, general & administrative expenses	22,008	(1,160)	—	51,733	—	72,581
Other interest expense	4,699	3,248	—	(5,167)	—	2,780
Other income (expense) net	(61)	4,276	—	(1,424)	—	2,791

Income (loss) before taxes	1,046	2,188	—	39,002	—	42,236
Income taxes	456	627	—	9,899	—	10,982

Income (loss) after taxes	590	1,561	—	29,103	—	31,254
Minority interests	—	—	—	(77)	—	(77)
Equity in earnings of affiliates	—	—	—	1,343	—	1,343
Equity in earnings of subsidiaries	30,369	30,959	—	—	(61,328)	—

Income from continuing operations	30,959	32,520	—	30,369	(61,328)	32,520
Discontinued operations	(10,998)	(46,158)	16,551	(10,998)	5,445	(46,158)

Net income	19,961	(13,638)	16,551	19,371	(55,883)	(13,638)
Retained earnings at beginning of period	123,495	167,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(7,500)	(4,429)	—	—	7,500	(4,429)

Retained earnings at end of period	$135,956	$149,428	$—	$156,306	$(292,262)	$149,428

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$258,228	$—	$—	$800,259	$(253,973)	$804,514
Cost of sales:
Materials services and supplies	216,951	—	—	686,896	(253,973)	649,874
Interest	425	—	—	11,190	—	11,615

Gross profit	40,852	—	—	102,173	—	143,025
Selling, general & administrative expenses	16,747	11,600	—	46,620	—	74,967
Other interest expense	7,171	3,337	—	(6,201)	—	4,307
Other income (expense) net	(565)	9,107	—	(4,835)	—	3,707

Income (loss) before taxes	16,369	(5,830)	—	56,919	—	67,458
Income taxes	(5,871)	2,196	—	(20,712)	—	(24,387)

Income (loss) after taxes	10,498	(3,634)	—	36,207	—	43,071
Minority interests	—	—	—	49	—	49
Equity in earnings of affiliates	—	—	—	846	—	846
Equity in earnings of subsidiaries	37,102	47,600	—	—	(84,702)	—

Income from continuing operations	47,600	43,966	—	37,102	(84,702)	43,966
Discontinued operations	—	(6,085)	(6,085)	(6,087)	12,172	(6,085)

Net income	47,600	37,881	(6,085)	31,015	(72,530)	37,881
Retained earnings at beginning of period	75,895	132,812	(10,466)	106,426	(171,855)	132,812
Common stock dividends	—	(3,198)	—	(506)	506	(3,198)

Retained earnings at end of period	$123,495	$167,495	$(16,551)	$136,935	$(243,879)	$167,495

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Year ended March 31, 2002

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$279,507	$—	$—	$722,383	$(221,505)	$780,385
Cost of sales:
Materials services and supplies	224,732	—	—	630,544	(221,505)	633,771
Interest	3,033	—	—	10,591	—	13,624

Gross profit	51,742	—	—	81,248	—	132,990
Selling, general & administrative expenses	15,575	5,310	—	44,756	—	65,641
Other interest expense	9,811	3,920	—	(5,202)	—	8,529
Other income (expense) net	(5,109)	9,837	—	(3,474)	—	1,254

Income (loss) before taxes	21,247	607	—	38,220	—	60,074
Income taxes	4,189	(2)	—	18,584	—	22,771

Income (loss) after taxes	17,058	609	—	19,636	—	37,303
Equity in earnings of affiliates	—	—	—	(287)	—	(287)
Equity in earnings of subsidiaries	19,349	36,407	—	—	(55,756)	—

Income from continuing operations	36,407	37,016	—	19,349	(55,756)	37,016
Discontinued operations	—	(17,219)	(17,219)	(17,149)	34,368	(17,219)

Net income	36,407	19,797	(17,219)	2,200	(21,388)	19,797
Retained earnings at beginning of period	64,488	115,680	6,753	104,226	(175,467)	115,680
Common stock dividends	(25,000)	(2,665)	—	—	25,000	(2,665)

Retained earnings at end of period	$75,895	$132,812	$(10,466)	$106,426	$(171,855)	$132,812

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2004

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$16,954	$(3,591)	$—	$(61,807)	$—	$(48,444)

Cash flows from investing activities
Property, plant and equipment
—additions	(10,119)	—	—	(26,571)	—	(36,690)
—disposals	214	—	—	558	—	772
Business (acquisitions) dispositions	—	—	—	—	—	—

Cash provided by (used for) continuing activities	(9,905)	—	—	(26,013)	—	(35,918)
Cash provided by (used for) discontinued activities			—	1,601	—	1,601

Cash provided by (used for) investing activities	(9,905)	—	—	(24,412)	—	(34,317)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	23,288	—	23,288
Repayment of long-term borrowings	—	—	—	(7,834)	—	(7,834)
Net change in short-term borrowings	1,052	—	—	70,692	—	71,744
Buyback of long-term debt	—	—	—	—	—	—
Dividends received /( paid)	(7,500)	3,071	—	—	—	(4,429)
Other	—	560	—	—	—	560

Cash provided by (used in) financing activities	(6,448)	3,631	—	86,146	—	83,329

Effect of exchange rate changes on cash	—	—	—	537	—	537

Increase (decrease) in cash for year	601	40	—	464	—	1,105
Cash at beginning of year	463	54	—	26,053	—	26,570

Cash at end of period	$1,064	$94	$—	$26,517	$—	$27,675

Interest	$3,248	$6,539	$—	$11,942		$21,729
Income taxes	—	1,218	—	8,671		9,889

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2003

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$26,247	$7,365	$(600)	$(11,856)	$—	$21,156
Cash flows from investing activities
Property, plant and equipment
—additions	(20,632)	—	—	(15,591)	—	(36,223)
—disposals	869	—	—	927	—	1,796
Business (acquisitions) dispositions	—	—	—	—	—	—

Cash provided by (used for) continuing activities	(19,763)	—	—	(14,664)	—	(34,427)
Cash provided by (used for) discontinued activities			600	(995)	—	(395)

Cash provided by (used for) investing activities	(19,763)	—	600	(15,659)	—	(34,822)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	8,912	—	8,912
Repayment of long-term borrowings	—	—	—	(17,786)	—	(17,786)
Net change in short-term borrowings	9,858	—	—	39,866	—	49,724
Buyback of long-term debt	(18,953)	(4,792)	—	—	—	(23,745)
Dividends received /( paid)	—	(3,198)	—	—	—	(3,198)
Other	539	600	—	(600)	—	539

Cash provided by (used in) financing activities	(8,556)	(7,390)	—	30,392	—	14,446

Effect of exchange rate changes on cash	—	—	—	1,106	—	1,106

Increase (decrease) in cash for year	(2,072)	(25)	—	3,983	—	1,886
Cash at beginning of year	2,535	79	—	22,070	—	24,684

Cash at end of period	$463	$54	$—	$26,053	$—	$26,570

Interest	$7,871	$3,337	$—	$5,860		$17,068
Income taxes	11,873	—	—	10,616		22,489

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Year ended March 31, 2002

(In thousands)

	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Commercial Corporation (Guarantor)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$25,637	$7,959	$—	$38,355	$—	$71,951
Cash flows from investing activities
Property, plant and equipment
—additions	(3,247)	—	—	(9,058)	—	(12,305)
—disposals	8	—	—	357	—	365
Business (acquisitions) dispositions	—	—	—	164	—	164

Cash used for continuing operations	(3,239)	—	—	(8,537)	—	(11,776)
Cash used for discontinued operations	—	—	—	(1,895)	—	(1,895)

Cash used for investing activities	(3,239)	—	—	(10,432)	—	(13,671)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	9,615	—	9,615
Repayment of long-term borrowings	—	(3,593)	—	(19,222)	—	(22,815)
Net change in short-term borrowings	11,264	(34)	—	(30,453)	—	(19,223)
Buyback of long-term debt	(32,156)	(1,588)	—	—	—	(33,744)
Dividends received/(paid)	—	(2,665)	—	—	—	(2,665)
Other	481	—	—	—	—	481

Cash used in financing activities	(20,411)	(7,880)	—	(40,060)	—	(68,351)

Effect of exchange rate changes on cash	—	—	—	(240)	—	(240)
Increase (decrease) in cash for year	1,987	79	—	(12,377)	—	(10,311)
Cash at beginning of year	548	—	—	34,447	—	34,995

Cash at end of year	$2,535	$79	$—	$22,070	$—	$24,684

Interest	$10,522	$3,920	$—	$6,344		$20,786
Income taxes	6,986	708	—	13,648		21,342

QUARTERLY FINANCIAL DATA (UNAUDITED)

The purchasing and processing of tobacco is dependent on agricultural cycles and is seasonal in nature. These cycles and this seasonality, together with the timing of shipments and the variations in the mix of sales, causes quarterly fluctuations in financial results. Quarterly results, dividends and stock prices for the years ended March 31, 2004 and 2003 follow:

In thousands, except share data	June 30	Sep 30	Dec 31	March 31	Year
2004 Sales	$174,088	$210,081	$191,016	$204,859	$780,044
Gross profit	33,142	37,536	28,399	15,729	114,806
Income from continuing operations	8,884	14,267	6,446	2,923	32,520
Discontinued operations	(2,272)	(28,576)	(2,815)	(12,495)	(46,158)
Net income	6,612	(14,309)	3,631	(9,572)	(13,638)
Earnings per share—basic	0.48	(1.05)	0.27	(0.70)	(1.00)
—diluted	0.46	(0.90)	0.27	(0.59)	(0.76)
Dividends per share	0.0625	0.0875	0.0875	0.0875	0.3250
Market price per share—high	18.00	19.29	21.75	22.22	22.22
—low	15.25	16.96	18.27	18.48	15.25

2003 Sales	$153,189	$203,715	$211,455	$236,155	$804,514
Gross profit	29,256	42,136	35,163	36,470	143,025
Income from continuing operations	6,518	16,646	11,974	8,828	43,966
Discontinued operations	(1,774)	(1,524)	(1,337)	(1,450)	(6,085)
Net income	4,744	15,122	10,637	7,378	37,881
Earnings per share—basic	0.35	1.12	0.79	0.55	2.81
—diluted	0.35	1.04	0.74	0.53	2.66
Dividends per share	0.05	0.0625	0.0625	0.0625	0.2375
Market price per share—high	22.44	23.00	18.33	18.00	23.00
—low	18.06	16.74	14.75	15.69	14.75

Standard’s common stock is traded on the New York Stock Exchange under the symbol STW. Market prices shown are the high and low closing prices as reported by the NYSE. At June 10, 2004 there were 531 shareholders of record.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

(a) Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) Our management has identified and reported to the Audit Committee of the Board of Directors a matter involving internal control deficiencies considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. Management has reported to our Audit Committee that the reportable condition is not believed to be a material weakness. The deficiencies related to our review of the accuracy of our financial statements as described below.

Subsequent to the issuance of our consolidated balance sheet included with the press release for the year ended March 31, 2004, dated June 3, 2004, an adjustment that had been recorded was found to be incorrect. We had recorded the additional minimum pension liability incorrectly, resulting in the following line items being misstated: receivables overstated $6.0 million; taxes accrued overstated $1.2 million; retirement and other benefits understated $6.0 million; deferred income taxes overstated $1.2 million; and accumulated other comprehensive income understated $9.7 million on our consolidated balance sheet included in the press release dated June 3, 2004.

We have revised the financial statement line items and on June 14, 2004 filed a Current Report on Form 8-K/A to revise the press release.

We have taken remedial measures with respect to these internal control deficiencies, which consist of the improvement of procedures for the review of the financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding our directors, including our audit committee financial expert, is included under the headings “Proposal No. 1 – Election of Directors – Nominees”, “ – Corporate Governance Matters” and “Audit Committee Report” in our proxy statement related to the 2004 Annual Meeting of Shareholders currently scheduled to be held on August 10, 2004, which we will file with the SEC within 120 days of the end of our fiscal year.

The information regarding our executive officers required by this Item is set forth in Part I of this report under the heading “Executive Officers and Key Employees”.

The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, incorporated by reference to the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 proxy statement.

Our Board of Directors has adopted a code of conduct that applies to all of our directors and employees. Our code of conduct includes a code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. To obtain a copy of our code of conduct, visit the “Corporate Governance Guidelines” in the “Profile” section of our website at www.sccgroup.com or send your written request to Standard Commercial Corporation, 2001 Miller Road, Wilson, NC 27883, Attention: General Counsel and we will provide copies of our code of conduct and code of ethics without charge upon request.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is contained in our 2004 proxy statement under the headings “Executive Compensation”, “Non-employee Director Compensation”, “Compensation Committee Report” and “Performance Graph” and is incorporated herein by reference. Pursuant to Instruction 9 to Item 402 of Regulation S-K, the information contained under the headings “Compensation Committee Report” and “Performance Graph” shall not be deemed filed as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item relating to ownership of our common stock by our directors, officers and others is contained in our 2004 proxy statement under the heading “Principal Shareholders” and is incorporated herein by reference.

The following table provides information as of March 31, 2004 on all of our equity compensation plans that currently are in effect.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders:
Performance Improvement Compensation Plan
Restricted Stock	179,829	Not Applicable	-0-
Nonqualified Stock Options	35,013	$6.35
2001 Performance Improvement Compensation Plan
Restricted Stock	210,114	Not Applicable	405,430
Non-Qualified Stock Options	238,000	$17.95
Equity compensation plans not approved by our shareholders:
Non-Qualified Stock Option Agreement with Robert E. Harrison	25,144	$8.875	-0-

Total	688,100		405,430

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is contained in our 2004 proxy statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is contained in our 2004 proxy statement under the heading “Proposal No. 3 – Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements:

The following statements are filed under Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Company Report on Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

(i)	Schedule II – Valuation and Qualifying Accounts	F-1

(ii)	All other schedules are omitted because they are either not applicable or the required information is included in the data included in Item 8 and incorporated herein by reference.

(b)	Reports on Form 8-K.

During the three months ended March 31, 2004, we filed the following current reports on Form 8-K:

•	Form 8-K filed on February 10, 2004 to disclose a press release announcing our operating and financial results for the quarter ended December 31, 2003;

•	Form 8-K filed on March 4, 2004 to disclose a press release announcing that we proposed to make a 144A offering of up to $150 million in aggregate principal amount of senior notes due 2012; and

•	Form 8-K filed on March 4, 2004 to disclose our amended and restated audited consolidated financial statements for the years ended March 31, 2001, 2002 and 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(c)	The following exhibits are filed as part of this report:

		Incorporated by Reference To
Exhibit No.	Description	Registrant’s Form	Filed	Exhibit Number		Filed Herewith

3.1	Restated Articles of Incorporation of Standard Commercial Corporation, as amended on September 26, 1994.	10-Q	11/21/94	3	(i)

3.2	Bylaws of Standard Commercial Corporation.	10-K	7/14/94	3	(ii)

4.1	Shareholder Protection Rights Agreement.	8-K	4/05/94	4

4.2	Master Facilities Agreement dated May 5, 1995 among Standard Commercial Corporation, certain of its subsidiaries, Deutsche Bank A.G. and other banks.	10-K	6/29/95	4	(ii)

4.3	Second Supplemental Agreement dated July 16, 1996 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	11/05/96	4	(iii)

Incorporated by Reference To
Exhibit No.	Description	Registrant’s Form	Filed	Exhibit Number	Filed Herewith

4.4	Third Supplemental Agreement dated August 1, 1997 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	11/13/97	4(i)

4.5	Fourth Supplemental Agreement dated May 18, 1999 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	8/11/99	4(i)

4.6	Fifth Supplemental Agreement dated May 15, 2000 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	8/08/00	4(i)

4.7	Sixth Supplemental Agreement dated June 7, 2001 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	08/08/01	4(i)

4.8	Seventh Supplemental Agreement dated August 26, 2002 among Standard Commercial Corporation, certain of its subsidiaries and Deutsche Bank A.G. and other banks.	10-Q	11/12/03	4(i)

4.9	Amendment No. 1, dated February 21, 2003, to Shareholder Rights Protection Agreement.	8-K	2/24/03	4.1

4.10	Facility Agreement dated March 31, 2004 among Standard Commercial Tobacco Co., Inc. and two other subsidiaries of Standard Commercial Corporation, Deutsche Bank A.G., ING Bank N.V., London Branch, and other banks.				X

4.11	Indenture dated April 2, 2004 among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank.				X

10.1	Performance Improvement Compensation Plan.	10-K	6/93	10

10.2	Agreement dated as of March 24, 1997 between Standard Commercial Corporation and Robert E. Harrison.	S-3	3/24/97	10.3

10.3	Agreement dated as of December 1997 between Standard Commercial Corporation and Henry C. Babb.	10-K	6/25/99	10.3

10.4	Agreement dated as of August 1998 between Standard Commercial Corporation and Paul H. Bique.	10-K	6/25/99	10.4

10.5	2001 Performance Improvement Compensation Plan.	14-A	7/16/01	Appendix B

10.6	Agreement dated as of March 1999 between Standard Commercial Corporation and Robert A. Sheets.	10-K	06/27/02	10.6

11	Computation of Earnings per Common Share.				X

21	Subsidiaries of the registrant.				X

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.				X

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended.				X

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD COMMERCIAL CORPORATION

	By:	/s/ Robert E. Harrison
June 9, 2004		Robert E. Harrison, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 9, 2004 by the following persons on behalf of the registrant in the capacities indicated.

/s/ Robert E. Harrison Robert E. Harrison	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Robert A. Sheets Robert A. Sheets	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ William S. Barrack, Jr. William S. Barrack, Jr.	Director

/s/ Mark. W. Kehaya Mark W. Kehaya	Director

/s/ B. Clyde Preslar B. Clyde Preslar	Director

/s/ William S. Sheridan William S. Sheridan	Director

/s/ Gilbert L. Klemann, II Gilbert L. Klemann, II	Director

/s/ William A. Ziegler William A. Ziegler	Director

/s/ H. Carl McCall H. Carl McCall	Director

S-1

STANDARD COMMERCIAL CORPORATION

FINANCIAL STATEMENT SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2002 Deducted from asset accounts

Allowance for doubtful accounts	$5,118,227	$1,702,266	$—	$1,940,860	$4,879,633
Inventory	12,410,527	74,789	—	4,033,426	8,451,890

Total	$17,528,754	$1,777,055	$—	$5,974,286	$13,331,523

Year ended March 31, 2003
Deducted from asset accounts
Allowance for doubtful accounts	$4,879,633	$333,229	$—	$1,731,685	$3,481,177
Inventory	8,451,890	517,446	—	924,887	8,044,449

Total	$13,331,523	$850,675	$—	$2,656,572	$11,525,626

Year ended March 31, 2004 Deducted from asset accounts
Allowance for doubtful accounts	$3,481,177	$206,651	$—	$174,257	$3,513,571
Inventory	8,044,449	4,038,888	—	7,426,283	4,657,054

Total	$11,525,626	$4,245,539	$—	$7,600,540	$8,170,625

F-1