Form 10-Q
period 2004-06-30
STANDARD COMMERCIAL CORP
filed 2004-08-06
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

On August 4, 2004, the registrant had outstanding 13,664,274 shares of common stock ($0.20 par value per share).

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30 (unaudited)		March 31 2004
	2004	2003*
ASSETS
Cash	$58,466	$16,306	$27,675
Receivables	172,373	183,972	196,681
Inventories	361,021	265,451	292,334
Assets of discontinued operations	77,695	135,438	95,128
Prepaid expenses	5,459	5,270	4,998
Marketable securities	1,682	1,237	1,334

Current assets	676,696	607,674	618,150

Property, plant and equipment	170,741	152,796	169,285
Investment in affiliates	9,730	7,621	9,480
Goodwill	9,003	9,003	9,003
Other assets	45,365	37,292	34,096

Total assets	$911,535	$814,386	$840,014

LIABILITIES
Short-term borrowings	$287,525	$223,520	$253,847
Current portion of long-term debt	8,305	6,734	8,476
Accounts payable and accrued liabilities	160,662	148,274	145,894
Liabilities of discontinued operations	25,730	23,737	31,383
Taxes accrued	5,809	12,202	11,698

Current liabilities	488,031	414,467	451,298

Long-term debt	177,132	80,689	91,814
Convertible subordinated debentures	—	45,051	45,051
Retirement and other benefits	20,492	14,436	20,353
Deferred income taxes	1,893	4,463	434

Total liabilities	687,548	559,106	608,950

MINORITY INTERESTS	1,564	1,918	2,000

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000, Issued none	—	—	—
Common stock, $0.20 par value; authorized shares 100,000,000, Issued 16,284,287 (June 03 – 16,236,170; Mar 04 – 16,298,557)	3,257	3,247	3,260
Additional paid-in capital	111,554	110,597	111,796
Unearned restricted stock plan compensation	(2,750)	(4,885)	(3,176)
Treasury shares, 2,617,707	(4,250)	(4,250)	(4,250)
Retained earnings	143,383	173,256	149,428
Accumulated other comprehensive loss	(28,771)	(24,603)	(27,994)

Total shareholders’ equity	222,423	253,362	229,064

Total liabilities and shareholders’ equity	$911,535	$814,386	$840,014

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Three months ended June 30
	2004	2003*
Sales	$185,619	$174,088

Cost of sales - materials, services and supplies	161,854	138,371
- interest	3,554	2,575

Gross Profit	20,211	33,142
Selling, general and administrative expenses	22,767	18,448
Other interest expense	3,690	1,138
Other income (expense) – net	472	417

Income (loss) before taxes	(5,774)	13,973
Income tax benefit (expense)	1,451	(5,356)

Income (loss) after taxes	(4,323)	8,617
Minority interests	267	67
Equity in earnings of affiliates	250	200

Income (loss) from continuing operations	(3,806)	8,884
Loss from discontinued operations, net of income tax of $37 and $697 at June 30, 2004 and 2003	(1,043)	(2,272)

Net income (loss)	(4,849)	6,612
Retained earnings at beginning of period	149,428	167,495
Common stock dividends	(1,196)	(851)

Retained earnings at end of period	$143,383	$173,256

Earnings (loss) per common share
Basic:
From continuing operations	$(0.28)	$0.66
From discontinued operations	(0.07)	(0.17)

Net	$(0.35)	$0.49

Average shares outstanding	13,677	13,537
Diluted:
From continuing operations	$(0.28)	$0.62
From discontinued operations	(0.07)	(0.15)

Net	$(0.35)	$0.47

Average shares outstanding	13,703	15,131

Dividend declared per common share	$0.0875	$0.0625

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three months ended June 30
	2004	2003*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,849)	$6,612
Loss from discontinued operations	1,043	2,272
Depreciation and amortization	6,078	4,310
Minority interest	(267)	(67)
Deferred income taxes	1,459	(290)
Undistributed earnings of affiliates net of dividends received	(250)	(200)
Redemption premium on repayment of debt	964	—
(Gain) loss on disposition of fixed assets	(337)	(16)
Other	(1,139)	533

	2,702	13,154
Net changes in working capital other than cash
Receivables	16,221	(27,086)
Inventories	(69,622)	(46,153)
Current payables	8,842	13,456

Cash used for continuing operations	(41,857)	(46,629)
Cash from (used for) discontinued operations	10,714	(1,207)

CASH USED FOR OPERATING ACTIVITIES	(31,143)	(47,836)

CASH FLOW FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(7,056)	(8,497)
- dispositions	658	64

Cash used for continuing operations	(6,398)	(8,433)
Cash from discontinued operations	23	1,052

CASH USED FOR INVESTING ACTIVITIES	(6,375)	(7,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	33,678	41,418
Proceeds from long-term borrowings	155,652	6,836
Repayment of long-term borrowings	(9,515)	(3,650)
Repayment of debt	(111,192)	—
Other	(244)	113

CASH PROVIDED BY FINANCING ACTIVITIES	68,379	44,717

Effect of exchange rate changes on cash	(70)	236

Increase (decrease) in cash for period	30,791	(10,264)
Cash at beginning of period	27,675	26,570

CASH AT END OF PERIOD	$58,466	$16,306

Cash payments for - interest	$6,372	$1,814
- income taxes	$2,855	$6,158

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the wool operations.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period consolidated financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the financial condition and results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended June 30, 2004. Because of the nature of the Company’s business, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	DISCONTINUED OPERATIONS

During the second quarter of fiscal 2004, the Company decided to focus on the core tobacco operations and close all its wool operations located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under Statement of Financial Accounting Standards (“SFAS”) No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France was shutdown in April 2004 and its assets, along with the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile, are expected to be sold or terminated by September 30, 2004. The fair value of the remaining operations was determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, the Company will not retain a financial interest and it has not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. The Company will continue to guarantee the debt of the wool units until disposition, at which time it does not expect to provide any guarantees for the obligations or commitments of the wool units.

The Company has accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No 144. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, because the existing debt of the wool units is guaranteed by the Company, it has not included any such debt in liabilities of discontinued operations.

The wool operating loss, which primarily relates to overhead incurred, for the three months ended June 30, 2004, was $1.0 million, versus $2.3 million in the prior year period. The basic loss per share for the discontinued operations for the quarter was $0.07, versus a loss of $0.17 in the prior year period.

Revenues and the assets and liabilities for these units were as follows:

	Three months ended June 30
(In thousands)	2004	2003
Revenues	$35,295	$42,582

	June 30		March 31 2004
(In thousands)	2004	2003
Inventory	$37,982	$68,699	$50,827
Receivables	36,616	40,978	40,826
Other assets	3,097	25,761	3,475

Assets	77,695	135,438	95,128
Accounts payable and other liabilities	25,730	23,737	31,383

Net assets available for sale	$51,965	$111,701	$63,745

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	DISCONTINUED OPERATIONS continued

Wool debt guaranteed by the Company not included in discontinued operations was as follows:

	June 30		March 31 2004
(In thousands)	2004	2003
Bank borrowings	$34,613	$68,092	$44,974
Current portion of long-term debt	21	763	305

Total current	34,634	68,855	45,279
Long-term portion of long-term debt	167	—	190

Total debt guaranteed	$34,801	$68,855	$45,469

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Three months ended June 30
(In thousands)	2004	2003
Net income (loss)	$(4,849)	$6,612
Other comprehensive income (loss):
Translation adjustment	(778)	5,397
Derivative financial instruments	1	(196)

Total comprehensive income (loss)	$(5,626)	$11,813

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with SFAS No. 128. The diluted earnings per share for the three months ended June 30, 2003 include the effect of the convertible subordinated debentures, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were increased by shares subject to employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that the effective portion of the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at June 30, 2004 was $2.2 million with a notional value of $2.2 million.

6.	STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock options under the intrinsic value method of recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income (loss) because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS No. 148, the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	STOCK-BASED COMPENSATION Continued

by SFAS No. 148, to stock-based employee compensation:

	Three months ended June 30
	2004	2003
Net income (loss) (in thousands):
As reported	$(4,849)	$6,612
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(45)	(50)

Pro forma	$(4,894)	$6,562

Diluted	$(4,849)	$7,151
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(45)	(50)

Pro forma	$(4,894)	$7,101

Basic earnings (loss) per share:
As reported	$(0.35)	$0.49
Pro forma	(0.36)	$0.48

Diluted earnings (loss) per share:
As reported	$(0.35)	$0.47
Pro forma	(0.36)	$0.47

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company performs its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income.

The carrying value of intangible assets other than goodwill as of June 30, 2004 represents deferred long-term debt financing fees. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill. In conjunction with the debt refinancing discussed in Note 11, the Company wrote-off $1.4 million of deferred financing fees during the quarter ended June 30, 2004. Based on management’s analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2012.

INTANGIBLES	Total
(In thousands)
At April 1, 2004	$1,368
Additions	5,770
Less amortized	(1,626)

Balance as of June 30, 2004	$5,512

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Defined Benefit Pension Plans		Other Post-retirement Benefits
	Three months ended June 30		Three months ended June 30
(In thousands)	2004	2003	2004	2003
Service cost	$959	$779	$114	$93
Interest cost	1,052	936	176	174
Expected return on plan assets	(943)	(731)	—	—
Amortization of prior service cost	37	36	(35)	(35)
Recognized net actuarial loss	262	251	26	9

Net periodic benefit cost	$1,367	$1,271	$281	$241

Employer Contributions

Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. Benefits are based on length of service and eligible compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economies either require or encourage funding. As previously disclosed in the Company’s financial statements for the year ended March 31, 2004, the Company expects to contribute $1.5 million to its U.S. qualified pension plan trust in fiscal 2005. No contributions were made to this plan in the first quarter of fiscal 2005. The Company also has a non-qualified supplemental pension plan to which it made $58,000 of benefit payments in the first quarter of fiscal 2005.

Other Post-retirement Benefits

The Company also provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with SFAS No. 106, Employers Accounting for Post-retirement Benefits Other Than Pensions, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. The Company expects the ongoing impact of SFAS No. 106 as it relates to employees of foreign subsidiaries to be immaterial. The Company expenses the costs of these benefits as incurred. In fiscal 2005, the Company does not expect to contribute assets to its other post retirement benefit plan trust. Benefit payments to retirees under the plan are expected to be approximately $600,000 for this year. In the first quarter of fiscal 2005, we made benefit payments of $125,000 to the plan.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position 106-1, the Company has elected to defer the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. Therefore, Other Post-Employment Benefits (“OPEB”) information presented in the financial statements does not reflect the effects of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which is effective for the Company in the quarter ended September 30, 2004. FASB Staff Position 106-2 will result in the recognition of lower OPEB costs to reflect prescription drug-related federal subsidies to be received under the Act. The Company expects that it will benefit from the new legislation, and that it will not have to amend its current post-retirement benefit plan in order to do so. However, the Company has not yet determined the amount of subsidy that will be received as a result of the new legislation.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	LEGAL PROCEEDINGS

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

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, is cooperating fully with the investigation and has discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including its subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including the Company and three of its subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including the Company and one of its subsidiaries. The Company has responded to the Statement regarding the Spanish investigation and to the Statement regarding the Italian investigation and will continue to cooperate in the investigations. Through the Statements, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anti-competition laws. The Company expects to be assessed penalties in the cases and expects that the penalties could be material to its earnings. DG Comp has, however, indicated that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp. The Company is currently unable to assess the amount of such penalties, but expects that the mitigating factors could result in a reduction in any penalties imposed.

Except for the above, neither the Company nor any of its subsidiaries are currently involved in any litigation that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated financial position, consolidated results of operations, or liquidity nor, to its knowledge, is any such litigation currently threatened against the Company or its subsidiaries.

11.	DEBT

On April 2, 2004, the Company’s major tobacco subsidiaries entered into a new three year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by the Company and certain of its tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require the Company to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. The Company is in compliance with all financial covenants as of June 30, 2004.

On April 2, 2004, the Company issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the $45.1 million outstanding 7 1/4% convertible subordinated debentures and to

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	DEBT Continued

retire the $65.2 million 8 7/8% senior notes due 2005. The new notes are guaranteed by its U.S. tobacco subsidiary on a senior unsecured basis. The indentures governing these senior notes contain certain covenants that, among other things, limit the Company’s ability to (1) pay dividends, (2) incur additional indebtedness, (3) transfer or issue shares of capital stock of subsidiaries to third parties, (4) sell assets, (5) issue preferred stock, (6) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (7) merge with or into any entity.

12.	SENIOR NOTES

On April 2, 2004, $150 million of 8 % Senior Notes due 2012 were issued by the Company and guaranteed by Standard Commercial Tobacco Co., Inc., a wholly owned U.S. tobacco subsidiary, on a senior unsecured basis. Management has determined that full financial statements of the Guarantor would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Company and the Guarantor.

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

June 30, 2004

(In thousands)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$64	$10,629	$—	$47,773	$—	$58,466
Receivables	13	15,860	—	156,500	—	172,373
Intercompany receivables	177,064	164,834	—	67,182	(409,080)	—
Inventories	—	63,957	—	297,064	—	361,021
Assets of discontinued operations	—	—	—	77,695	—	77,695
Prepaid expenses	(153)	1,044	—	4,568	—	5,459
Marketable securities	1	—	—	1,681	—	1,682

Current assets	176,989	256,324	—	652,463	(409,080)	676,696
Property, plant and equipment	—	43,174	—	127,567	—	170,741
Investment in subsidiaries	247,878	189,284	—	156,438	(593,600)	—
Investment in affiliates	—	—	—	9,730	—	9,730
Other noncurrent assets	19,692	(2,304)	—	36,980	—	54,368

Total assets	$444,559	$486,478	$—	$983,178	$(1,002,680)	$911,535

Liabilities
Short-term borrowings	$—	$21,778	$—	$265,747	$—	$287,525
Current portion of long-term debt	—	—	—	8,305	—	8,305
Accounts payable	15,605	14,988	—	130,069	—	160,662
Liabilities of discontinued operations	—	—	—	25,730	—	25,730
Intercompany accounts payable	59,594	188,265	—	161,221	(409,080)	—
Taxed accrued	(5,913)	828	—	10,894	—	5,809

Current liabilities	69,286	225,859	—	601,966	(409,080)	488,031
Long-term debt	150,000	—	—	27,132	—	177,132
Retirement and other benefits	1,070	10,048	—	9,374	—	20,492
Deferred taxes	(486)	(546)	—	2,925	—	1,893

Total liabilities	219,870	235,361	—	641,397	(409,080)	687,548

Minority interests	—	—	—	1,564	—	1,564

Shareholders’ equity
Common stock	3,257	993	—	152,571	(153,564)	3,257
Additional paid-in capital	111,554	130,860	—	60,564	(191,424)	111,554
Unearned restricted stock plan compensation	(484)	(654)	—	(1,612)	—	(2,750)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	143,383	134,389	—	156,744	(291,133)	143,383
Accumulated other comprehensive loss	(28,771)	(14,471)	—	(28,050)	42,521	(28,771)

Total shareholders’ equity	224,689	251,117	—	340,217	(593,600)	222,423

Total liabilities and equity	$444,559	$486,478	$—	$983,178	$(1,002,680)	$911,535

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Three months ended June 30, 2004

(In thousands)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$39,015	$—	$253,227	$(106,623)	$185,619
Cost of sales:
Materials services and supplies	—	34,053	—	234,424	(106,623)	161,854
Interest	—	23	—	3,531	—	3,554

Gross profit	—	4,939	—	15,272	—	20,211
Selling, general & administrative expenses	2,027	5,573	—	15,167	—	22,767
Other interest expense	3,199	1,493	—	(1,002)	—	3,690
Other income (expense) net	1,614	(1,111)	—	(31)	—	472

Income (loss) before taxes	(3,612)	(3,238)	—	1,076	—	(5,774)
Income tax expense (benefit)	(1,373)	(1,233)	—	1,155	—	(1,451)

Income (loss) after taxes	(2,239)	(2,005)	—	(79)	—	(4,323)
Minority interests	—	—	—	267	—	267
Equity in earnings of affiliates	—	—	—	250	—	250
Equity in earnings of subsidiaries	(1,567)	438	—	—	1,129	—

Income (loss) from continuing operations	(3,806)	(1,567)	—	438	1,129	(3,806)
Discontinued operations	(1,043)	—	—	—	—	(1,043)

Net income (loss)	(4,849)	(1,567)	—	438	1,129	(4,849)
Retained earnings at beginning of period	149,428	135,956	—	156,306	(292,262)	149,428
Common stock dividends	(1,196)	—	—	—	—	(1,196)

Retained earnings at end of period	$143,383	$134,389	$—	$156,744	$(291,133)	$143,383

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Three months ended June 30, 2004

(In thousands)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$(100,457)	$79,371	$—	$(10,057)	$—	$(31,143)
Cash flows from investing activities
Property, plant and equipment
—additions	—	(3,052)	—	(4,004)	—	(7,056)
—disposals	—	437	—	221	—	658

Cash provided by (used for) continuing activities	—	(2,615)	—	(3,783)	—	(6,398)
Cash provided by (used for) discontinued activities	—	—	—	23	—	23

Cash provided by (used for) investing activities	—	(2,615)	—	(3,760)	—	(6,375)
Cash flows from financing activities:
Proceeds from long-term borrowings	145,722	—	—	9,930	—	155,652
Repayment of long-term borrowings	—	—	—	(9,515)	—	(9,515)
Net change in short-term borrowings	—	(1,050)	—	34,728	—	33,678
Repayment of debt	(45,051)	(66,141)	—	—	—	(111,192)
Other	(244)	—	—	—	—	(244)

Cash provided by (used in) financing activities	100,427	(67,191)	—	35,143	—	68,379

Effect of exchange rate changes on cash	—	—	—	(70)	—	(70)

Increase (decrease) in cash for year	(30)	9,565	—	21,256	—	30,791
Cash at beginning of year	94	1,064	—	26,517	—	27,675

Cash at end of period	$64	$10,629	$—	$47,773	$—	$58,466

Interest	$299	$1,434	$—	$4,639		$6,372
Income taxes	19	—	—	2,836		2,855

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

June 30, 2003

(In thousands)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$52	$2,098	$—	$14,156	$—	$16,306
Receivables	—	18,211	—	165,761	—	183,972
Intercompany receivables	18,228	101,339	—	37,570	(157,137)	—
Inventories	—	58,258	—	207,193	—	265,451
Assets of discontinued operations	—	—	—	135,438	—	135,438
Prepaid expenses	—	1,740	—	3,530	—	5,270
Marketable securities	1	—	—	1,236	—	1,237

Current assets	18,281	181,646	—	564,884	(157,137)	607,674
Property, plant and equipment	—	37,730	—	115,066	—	152,796
Investment in subsidiaries	269,964	174,817	14,045	154,840	(613,666)	—
Investment in affiliates	—	—	—	7,621	—	7,621
Other noncurrent assets	13,694	918	—	31,683	—	46,295

Total assets	$301,939	$395,111	$14,045	$874,094	$(770,803)	$814,386

Liabilities
Short-term borrowings	$—	$17,384	$—	$206,136	$—	$223,520
Current portion of long-term debt	—	—	—	6,734	—	6,734
Accounts payable	9,113	12,237	—	126,924	—	148,274
Liabilities of discontinued operations	—	—	—	23,737	—	23,737
Intercompany accounts payable	1,032	29,701	903	125,501	(157,137)	—
Taxed accrued	(11,362)	8,498	—	15,066	—	12,202

Current liabilities	(1,217)	67,820	903	504,098	(157,137)	414,467
Long-term debt	—	65,177	—	15,512	—	80,689
Convertible subordinated debentures	45,051	—	—	—	—	45,051
Retirement and other benefits	994	9,616	—	3,826	—	14,436
Deferred taxes	(428)	(1,480)	—	6,371	—	4,463

Total liabilities	44,400	141,133	903	529,807	(157,137)	559,106

Minority interests	—	—	—	1,918	—	1,918

Shareholders’ equity
Common stock	3,247	993	32,404	166,365	(199,762)	3,247
Additional paid-in capital	110,597	130,860	—	60,564	(191,424)	110,597
Unearned restricted stock plan compensation	(708)	(1,120)	—	(3,057)	—	(4,885)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	173,256	133,760	(18,823)	143,957	(258,894)	173,256
Accumulated other comprehensive loss	(24,603)	(10,515)	(439)	(25,460)	36,414	(24,603)

Total shareholders’ equity	257,539	253,978	13,142	342,369	(613,666)	253,362

Total liabilities and equity	$301,939	$395,111	$14,045	$874,094	$(770,803)	$814,386

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Three months ended June 30, 2003

(In thousands)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$33,503	$—	$212,929	$(72,344)	$174,088
Cost of sales:
Materials services and supplies	—	27,663	—	183,052	(72,344)	138,371
Interest	—	95	—	2,480	—	2,575

Gross profit	—	5,745	—	27,397	—	33,142
Selling, general & administrative expenses	1,334	4,100	—	13,014	—	18,448
Other interest expense	814	1,396	—	(1,072)	—	1,138
Other income (expense) net	(79)	1,317	—	(821)	—	417

Income (loss) before taxes	(2,227)	1,566	—	14,634	—	13,973
Income tax expense (benefit)	(846)	595	—	5,607	—	5,356

Income (loss) after taxes	(1,381)	971	—	9,027	—	8,617
Minority interests	—	—	—	67	—	67
Equity in earnings of affiliates	—	—	—	200	—	200
Equity in earnings of subsidiaries	10,265	9,294	—	—	(19,559)	—

Income from continuing operations	8,884	10,265	—	9,294	(19,559)	8,884
Discontinued operations	(2,272)	—	(2,272)	(2,272)	4,544	(2,272)

Net income (loss)	6,612	10,265	(2,272)	7,022	(15,015)	6,612
Retained earnings at beginning of period	167,495	123,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(851)	—	—	—	—	(851)

Retained earnings at end of period	$173,256	$133,760	$(18,823)	$143,957	$(258,894)	$173,256

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Three months ended June 30, 2003

(In thousands)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$(2)	$9,070	$—	$(56,904)	$—	$(47,836)
Cash flows from investing activities
Property, plant and equipment
—additions	—	(3,155)	—	(5,342)	—	(8,497)
—disposals	—	—	—	64	—	64

Cash provided by (used for) continuing activities	—	(3,155)	—	(5,278)	—	(8,433)
Cash provided by (used for) discontinued activities	—	—	—	1,052	—	1,052

Cash provided by (used for) investing activities	—	(3,155)	—	(4,226)	—	(7,381)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	6,836	—	6,836
Repayment of long-term borrowings	—	—	—	(3,650)	—	(3,650)
Net change in short-term borrowings	—	(4,393)	—	45,811	—	41,418
Other	—	113	—	—	—	113

Cash provided by (used in) financing activities	—	(4,280)	—	48,997	—	44,717

Effect of exchange rate changes on cash	—	—	—	236	—	236

Increase (decrease) in cash for year	(2)	1,635	—	(11,897)	—	(10,264)
Cash at beginning of year	54	463	—	26,053	—	26,570

Cash at end of period	$52	$2,098	$—	$14,156	$—	$16,306

Interest	$—	$137	$—	$1,677		$1,814
Income taxes	1,300	—	—	4,858		6,158

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS	OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary

On a global basis, supply and demand remain relatively balanced as a large crop in Brazil has offset smaller crops in Zimbabwe. There is still an oversupply condition for the oriental styles. Inventory balances at June 30, 2004 are $95.6 million higher than the June 30, 2003 level. The level of inventory fluctuates based on customer shipment schedules and availability of shipping containers. The increase also reflects the additions to inventory that result from new operations that are becoming fully operational such as our new growing projects in Africa.

The Euro remains strong against the U.S. Dollar. While most of the sales are denominated in dollars, local country operating costs, including the purchasing and processing costs for tobaccos, are incurred in local currency. This has increased the costs of European tobaccos from the prior year that are currently being sold.

During the three months ended June 30, 2004, we issued $150 million of 8% senior notes due 2012, redeemed $45.1 million 7 1/4% convertible debentures and retired $65.2 million 8 7/8% senior notes due 2005. Early in April 2004, our major tobacco subsidiaries entered into a new $150 million three year unsecured revolving facility.

Consolidated	Results of Operations (in thousands)

	Three Months Ended June 30
	2004	2003	Increase / (Decrease)
Sales	$185,619	$174,088	$11,531
Gross profit	20,211	33,142	(12,931)
Selling general and administrative expenses	22,767	18,448	4,319
Interest expense	3,690	1,138	2,552
Income tax (benefit) expense	(1,451)	5,356	(6,807)
Income (loss) from continuing operations	(3,806)	8,884	(12,690)
Loss from discontinued operations	(1,043)	(2,272)	1,229
Net income (loss)	(4,849)	6,612	(11,461)

Sales. Sales for the three months ended June 30, 2004 increased by 6.6% to $185.6 million from $174.1 million in the prior year period. The volume of tobacco sold during the current quarter increased by 5.3% over the prior year quarter. This was mainly due to increased shipments from Brazil, Turkey, Italy and India. Sales were lower for Kenya/Congo, Argentina, Thailand and Malawi than the prior year period primarily due to delays in shipments.

Gross Profit. Gross profit for the three months ending June 30, 2004 decreased $12.9 million from the prior year’s period. The main reason for the decline was higher product costs related to higher farmer prices in South America coupled with lower shipments from Malawi and Zimbabwe. In the case of Malawi, shipments were unfavorably impacted by reduced factory efficiencies caused by foreign material in tobacco received at auction. This caused delays in our planned packing schedules which were further impacted by a shortage of containers. We are also still feeling the impact of last year’s currency inflated European crop that is shipping in this fiscal year. Gross margin was also negatively affected by increased interest cost due to higher operating assets.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling, General and Administrative Expenses. SG&A expenses were higher by $4.3 million or 23.4% compared to the prior year quarter. The increase was mainly due to higher expenses related to compensation increases of $2.4 million, legal $0.4 million, communication and rent $0.4 million and other normal inflationary increases.

Interest Expense. Interest expense was higher by $2.6 million due to increased borrowings, higher interest on the new $150 million senior notes issued in April 2004 and the early redemption fee of $1.0 million on the May 2004 early retirement of the 8 7/8% senior notes issue.

Income taxes. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate for the quarter was 25% versus 38% for the prior year period.

Loss from Continuing Operations. Loss from continuing operations was $3.8 million versus profit of $8.9 million in the prior year period.

Loss from Discontinued Operations. The wool operating loss for the three months to June 30, 2004 was $1.0 million versus a loss of $2.3 million in the prior year period. The reduction was due to the sale late in fiscal 2004 of units in Australia.

Net Income. The consolidated net loss was $4.8 million, primarily due to difficult trading conditions in tobacco business, versus the prior year period net income of $6.6 million.

Discontinued operations

During the second quarter of fiscal 2004, we decided to focus on the core tobacco operations and close all our wool operations located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France was shutdown in April 2004 and its assets, along with the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile, are expected to be sold or terminated by September 30, 2004. The fair value of the remaining operations was determined based on current negotiations with prospective purchasers and comparisons with other industry transactions.

These wool units are expected to incur additional operating losses until final disposition. Once disposed, we will not retain a financial interest and we have not identified any significant contingent liabilities that would delay or significantly alter the plan of disposition. We will continue to guarantee the debt of the wool units until disposition, at which time we do not expect to provide any guarantees for the obligations or commitments of the wool units.

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No 144. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, because the existing debt of the wool units is guaranteed by us, we have not included any such debt in liabilities of discontinued operations.

The wool operating loss, which primarily relates to overhead incurred, for the three months ended June 30, 2004, was $1.0 million, versus $2.3 million in the prior year period. The basic loss per share for the discontinued operations for the quarter was $0.07, versus a loss of $0.17 in the prior year period.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

The following table is a summary of items from our consolidated balance sheet and our statement of consolidated cash flows at the dates or for the periods presented (in thousands, except for current ratio).

	June 30		March 31 2004
	2004	2003
	(unaudited)
Cash and cash equivalents	$58,466	$16,306	$27,675
Receivables	172,373	183,972	196,681
Inventories	361,021	265,451	292,334
Total current assets	676,696	607,674	618,150
Working capital	188,665	193,207	166,852
Short-term borrowings	287,525	223,520	253,847
Accounts payable	160,662	148,274	145,894
Total current liabilities	488,031	414,467	451,298
Current ratio	1.39:1	1.47:1	1.37:1
Total long-term debt	177,132	125,740	136,865
Shareholders’ equity	222,423	253,362	229,064
Capital expenditures	7,056	8,497	36,690
Depreciation and amortization expense	6,078	4,310	18,025

Working capital at June 30, 2004 was $188.7 million, down from the $193.2 million at June 30, 2003. The net contributions from financing activity of $68.4 million was offset by $6.4 million used for investing activity and $69.6 million increase in inventories. The increase in the value of inventories was largely due to larger growing projects and shipping delays in Africa, crop size in South America and higher currency adjusted inventories in Europe. We continue to monitor our inventories, which fluctuate depending on seasonal factors and timing of deliveries to customers.

Cash used for operating activities at June 30, 2004 totaled $31.1 million, primarily due to the increase in inventory of $69.6 million, partly offset by net cash flows from the reduction in receivables, discontinued operations and increase in payables.

Cash used for investing activities of $6.4 million at June 30, 2004 related to capital expenditures in our facilities in the U.S., Turkey and Brazil.

The increase in cash and cash equivalents was largely due to timing of receipt of cash from customers against the timing of maturities of short-term borrowings.

Financing Arrangements. We incur short-term debt to finance our seasonal working capital needs, which typically peak in the third quarter, under secured lines of credit with several banks.

On April 2, 2004, our major tobacco subsidiaries entered into a new three year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by us and certain of our tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require us to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. We are in compliance with all financial covenants as of June 30, 2004.

On April 2, 2004, we issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the $45.1 million outstanding 7 1/4% convertible subordinated debentures and to retire the $65.2 million 8 7/8% senior notes due 2005. The new notes are guaranteed by our U.S. tobacco subsidiary on a senior unsecured basis. The indentures governing these senior notes contain covenants that, among other things, limit our ability to (1) pay dividends, (2) incur additional indebtedness, (3) transfer or issue shares of capital stock of subsidiaries to third parties, (4) sell assets, (5) issue preferred stock, (6) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (7) merge with or into any entity.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Debt agreements to which our subsidiaries and we are parties contain financial covenants, which could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $18.8 million of retained earnings available for distribution as dividends at June 30, 2004.

We continue to guarantee the debt of the wool units up to their actual disposition and accordingly have not included the wool debt in the liabilities of discontinued operations. At June 30, 2004, this amounted to $34.8 million. We believe that the disposition of the wool operations will not have a material impact on our overall liquidity needs.

A growing trend that has developed as a response to the market disruptions in Zimbabwe is the development of new growing projects in Zambia and Mozambique, and to some extent Malawi. These new growing projects generally involve growers with small individual farms rather than large commercial farms such as existed in Zimbabwe. As a result, we might need to provide additional pre-financing to these small individual farms to develop these new crops, which could increase the pressure on our short-term liquidity resources.

On June 9, 2004, the Board of Directors approved a quarterly cash dividend of $0.0875 per share on common shares payable on July 15, 2004.

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

Contractual Obligations

We have tobacco purchase obligations that result from contracts with growers to buy either specified quantities of tobacco or the grower’s total tobacco production. This is a normal and routine practice in our industry in some areas, notably Brazil and Turkey. At June 30, 2004 we had contractual obligations with tobacco growers to purchase tobacco for approximately $103 million. Payments due under these obligations within a year total $53 million and the remainder are due between 1 and 3 years.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which we have little or no control. These include changes in timing of shipments, weather, demand for and supply of leaf tobacco and wool, tobacco litigation or legislation, customer consolidations, changes in general economic conditions, political risks and changes in government regulations or pricing or payment policies. Additional information regarding these factors is contained in our other Securities and Exchange Commission filings, copies of which are available upon request from us. We assume no obligation to update any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004, we are exposed to market risk primarily related to foreign exchange and interest rates. These exposures are actively monitored by management. To manage the volatility relating to these exposures, we enter into derivative financial instruments. The objective is to reduce, where we deem appropriate, fluctuations in earnings and cash flows

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

associated with changes in interest rates and foreign currency rates. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Our market risk has not changed substantially since March 31, 2004.

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

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, are cooperating fully with the investigation and have discovered and voluntarily disclosed information which tends to establish that a number of leaf dealers, including our subsidiaries, have jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including our company and three of our subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including our company and one of our subsidiaries. We have responded to the Statement regarding the Spanish investigation and to the Statement regarding the Italian investigation and will continue to cooperate in the investigations. Through the Statements, DG Comp intends to impose, where appropriate and probably late in 2004, administrative penalties on the entities it determines have infringed the EC anti-competition laws. We expect to be assessed penalties in the cases and expect that the penalties could be material to our earnings. DG Comp has, however, indicated that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp. We are currently unable to assess the amount of such penalties, but expect that the mitigating factors could result in a reduction in any penalties imposed.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit #	Description
11	Computation of earnings per common share

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

•	June 3, 2004, as amended June 14, 2004, under Item 12 to report the year ended March 31, 2004 operating and financial results.

•	June 10, 2004 under Item 5 to report that the Board of Directors had approved a quarterly cash dividend of $0.0875 per share on our common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD COMMERCIAL CORPORATION
(Registrant)

Date: August 5, 2004	By:	/s/ Robert E. Harrison
Robert E. Harrison President and Chief Executive Officer

	By:	/s/ Robert A. Sheets
Robert A. Sheets Executive Vice President and Chief Financial Officer