Form 10-K/A
period 2004-03-31
STANDARD COMMERCIAL CORP
filed 2004-09-09
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Form 10-K/A to conform the disclosure herein to certain disclosure set forth in Amendment No. 3 to Form S-4 filed by us with the Securities and Exchange Commission. Other than as set forth in this Form 10-K/A, no information included in the initial Form 10-K has been amended by this Form 10-K/A. This Form 10-K/A continues to speak as of the date that the initial Form 10-K was filed with the SEC, and we have not updated the disclosure herein to reflect any information or events subsequent to the filing of the initial Form 10-K.

Standard Commercial Corporation

Index to Form 10-K /A

		Page

PART I

Item 1.	Business	1

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	22

Some of the statements contained in this report discuss our plans and strategies for our business and are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act. The words “anticipate,” “believe,” “estimate,” “expect,” ”plan,” “intend” and similar expressions are meant to identify these statements as forward-looking statements, but they are not the exclusive means of identifying them. The forward-looking statements in this report reflect the current views of our management; however, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed or implied by these statements.

In evaluating these forward-looking statements, you should specifically consider the risks described in this report, including the sections captioned “Risks Relating to Our Operations,” “Risks Relating to the Tobacco Industry,” “Risks Relating to Our Wool Operations” and “Risks Relating to Owning Our Stock” under “ITEM 1. BUSINESS.” These factors might cause our actual results to differ materially from any forward-looking statement.

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

General

We are an independent leaf tobacco merchant that was founded in 1910. We have developed an international network through which we purchase, process, store, sell and ship tobacco grown in over 30 countries, servicing cigarette manufacturers from 22 processing facilities strategically located throughout the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States; Brazil; Malawi; and Turkey. Our revenues primarily comprise sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products. Our customers include all of the world’s leading manufacturers of cigarettes and consumer tobacco products, such as Philip Morris, RJR Tobacco, British American Tobacco (BAT), Japan Tobacco and Imperial Tobacco. These customers are located in approximately 85 countries throughout the world. In the fiscal year ended March 31, 2004, approximately 21.1% of our sales were to customers located in the United States, approximately 41.6% were to customers located in Europe and the remainder were to customers located in Asia, Africa and elsewhere. We do not manufacture cigarettes or other consumer tobacco products.

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

Our Wool Operations

We have historically been a world leader in the trading of scoured wool and a major trader and processor of wool tops. As a result of a series of acquisitions commencing in 1985, we own and operate an integrated group of wool companies which purchase, process and sell wool to spinners and knitters of yarn, manufacturers of worsted and woolen products, felting companies and other wool processors. Our wholly-owned subsidiary, Standard Wool, Inc., is the parent Company for our wool operations. We do not raise sheep or produce textile products.

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

Risks Relating to Our Operations

Our financial results will vary according to growing conditions, customer requirements, shipping schedules and other factors.

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

Our extension of credit to tobacco growers could expose us to losses.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower’s agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to growers could result in losses.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 30 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including terrorism, unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of non-U.S. subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers such as Brazil, Italy and Malawi.

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

Argentina is in a period of political and economic uncertainty. Potential problems we could encounter because of this uncertainty include severe currency fluctuation and devaluation, labor unrest and severe inflation, all of which could negatively affect our earnings. We purchase and process Argentine tobacco for export and we process the domestic Argentine crop requirements of Nobleza Picardo, a subsidiary of British American Tobacco, under a long-term processing contract. We do not foresee any material effects on our operations as a result of Argentina’s current instability. However, we continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

We do business in countries that have tax regimes in which the rules are not clear or not consistently applied. This is especially true with regard to international transfer pricing. We have not had any significant exposure to date as a result of these risks. However, our earnings could be reduced by the uncertain and changing nature of these tax regimes.

Because of our international operations, fluctuations in currency exchange and interest rates could reduce our earnings.

We conduct our business in many countries around the world. Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, we generally must purchase tobacco in non-U.S. countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of non-U.S. currencies can significantly reduce our earnings.

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

Our reliance on a small number of significant customers could limit our sources of income.

Our customers are manufacturers of cigarette and tobacco products in many countries around the world. Several of these customers individually account for a significant portion of our sales in a normal year. Of our sales in fiscal 2004, 2003 and 2002, approximately 62%, 62% and 59%, respectively, represented sales to our five largest customers. In fiscal 2004, 2003 and 2002, one customer accounted for 18%, 16% and 10% respectively, of our total sales. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease our customers’ demand for our leaf tobacco or processing services. The loss of or a substantial reduction in the services provided to any one or more of our customers could reduce the demand for our services, which could reduce our income.

Competition could erode our earnings.

The leaf tobacco industry is highly competitive. We are one of three global competitors in the leaf tobacco industry. Competition among leaf tobacco merchants is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

The shift to direct buying of green tobacco by many of our U.S. customers could continue to reduce our sales of green tobacco.

Our sales have been and will continue to be affected by the shift to direct contract buying in the United States. Traditionally in the United States, we took ownership of all green tobacco we purchased, then processed and resold that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, which began with the 2000 U.S. burley crop, major U.S. customers began purchasing green tobacco directly from the growers. Although we expect that the tobacco purchased directly from growers by our customers will continue to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record revenue associated with its resale. With the shift to direct contract buying, our U.S. sales were negatively impacted by 45.2%, 44.2% and 53.8% in fiscal 2002, 2003 and 2004, respectively. We expect to continue to earn and record service revenues for the processing of all such tobaccos for our customers. We do not expect that our gross profit will be materially affected by the shift to direct contract buying by our customers, although sales revenues have been and will continue to be reduced. In addition, although we expect to purchase the majority of our own flue-cured and burley crop requirements through direct contract buying, we will still need to maintain a buying presence in the residual auction markets, which could affect our ability to manage our costs.

Our adoption and application of recent standards in financial accounting could reduce our earnings.

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

Our tobacco and wool processing plants could subject us to significant liability under environmental laws and regulations.

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. laws, rules and regulations relating to pollution and protection of the environment, including those governing air emissions, wastewater discharges, storage, treatment and disposal of wastes and remediation of contaminated sites. The most significant of these laws and regulations are the Federal Clean Air Act, Federal Clean Water Act, Federal Comprehensive Environmental Response, Compensation, and Liability Act, Federal Solid Waste Disposal Act, Federal Resource Conservation and Recovery Act, Federal Emergency Planning and Community Right-to-Know Act and the Federal Occupational Safety and Health Act of 1970, equivalent laws in the states in which we operate and their counterparts in the foreign countries in which we operate.

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

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could reduce our customers’ demand for our services.

The tobacco industry continues to face a number of issues that might reduce the consumption of cigarettes, which might, in turn, reduce our customers’ need for our services. Such a reduction could reduce our earnings.

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

Tobacco litigation might reduce the demand for consumer tobacco products, which could reduce our customers’ demand for our services.

Our primary customers, the leading cigarette manufacturers, face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. The cumulative effect of the lawsuits on our customers could reduce their demand for tobacco from us, which would reduce our revenue. These lawsuits have been and continue to be brought by (1) individuals and classes of individuals alleging personal injury, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars. It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers, or the extent to which these actions might adversely affect our customers, their demand for our products or our business generally.

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services.

In recent years, members of the U.S. Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the U.S. Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco product advertising. It is not possible to determine the outcome of these regulatory initiatives, or to predict what, if any, other governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the demand for consumer tobacco products could decrease, which could lead to a decrease in the demand for our services.

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

Adverse determinations in these or similar proceedings might restrict our operations and/or reduce our earnings.

Risks Relating to Our Wool Operations

We might incur charges to earnings as we sell or close our wool operations.

In fiscal 2002, we began the process of selling or closing our wool business, which had an operating loss of $12.9 million and $0.3 million, respectively, in fiscal 2004 and 2003. We still have remaining wool operations in France, Germany, United Kingdom and Chile. We expect to sell these operations by September 30, 2004. While we are currently negotiating with prospective purchasers, there is a risk that these negotiations may fail to result in a sale. Even if an agreement is reached, the sale may result in an additional loss. Likewise, if we are forced to seek new prospective purchasers, we may have to sell these operations at an additional loss. Although we have estimated losses on disposal totaling $33.3 million, if we do not dispose of these operations as planned, it could result in additional losses on disposition which could reduce our earnings.

Risks Relating to Owning Our Stock

Restrictive covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

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

Despite our current indebtedness levels, we may still incur substantially more indebtedness, which would increase our debt service obligations, which could reduce our net income.

Subject to the restrictions in our revolving credit facility and the indenture governing our 8% senior notes, we may incur significant additional indebtedness. Although the terms of our revolving credit facility and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. If new additional debt is added to our current debt levels, our debt service obligations would increase, which could reduce our net income.

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

PART II

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

Historically, the cost of our materials, services and supplies has exceeded 80% of revenues. The cost of raw materials, interest expense and certain processing and freight costs are variable and thus are related to the level of sales. Most procurement costs (other than raw materials) such as global agronomy staff costs and buying team salaries, processing costs such as factory management salaries and warehouse expense, and most selling, general and administrative expenses, or SG&A, are fixed. The major elements of SG&A are employee costs, including salaries, and marketing expenses.

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

Results of Operations

Tobacco Market Conditions and Industry Trends

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

In Europe, recently announced changes to the tobacco farm subsidy programs for European Union member countries is expected to result in smaller crop sizes from these sources, with substantial decreases projected to begin with the 2010 crop. We believe that other suitable sources for these types of tobaccos will be available and have made investments in other tobacco growing projects in Africa, Asia and India. These markets have a lower cost structure compared to Europe, which could have a favorable impact on our future earnings.

Other tobacco industry trends are the consolidation among manufacturers of tobacco products and the privatization of foreign government tobacco monopolies. Consolidation among tobacco product manufacturers is expected to continue as further privatization of foreign government monopolies occurs. This could provide greater volume of product for international manufacturers, which could lead to increased demand for services from international leaf merchants such as us, especially given our long-standing relationships with these manufacturers.

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

Interest Expense and Other Income (Expense), Net. Interest expense was lower due to reduced long-term debt levels as a result of our debt buy-back program, which lowered interest expense by $3.7 million from the prior year, and lower average rates on short-term borrowings. Other income (expense), net was higher than the prior year due to the recovery of a previously written-off receivable and higher gains on asset sales and insurance proceeds.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

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

STANDARD COMMERCIAL CORPORATION

	By:	/s/ Robert E. Harrison
September 9, 2004		Robert E. Harrison, President and Chief Executive Officer

S-1