Form 10-Q
period 2004-09-30
STANDARD COMMERCIAL CORP
filed 2004-11-09
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

On November 5, 2004, the registrant had outstanding 13,735,427 shares of common stock ($0.20 par value per share).

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30		March 31 2004*
	2004	2003*
	(unaudited)	(unaudited)
ASSETS
Cash	$25,100	$16,560	$27,673
Receivables	210,872	171,850	182,317
Inventories	297,141	243,456	241,330
Assets of discontinued operations	122,555	168,957	178,504
Prepaid expenses	7,467	4,877	4,901
Marketable securities	1,721	1,243	1,334

Current assets	664,856	606,943	636,059

Property, plant and equipment	161,255	140,498	151,510
Investment in affiliates	9,880	7,988	9,480
Goodwill	9,003	9,003	9,003
Other assets	41,227	35,173	33,962

Total assets	$886,221	$799,605	$840,014

LIABILITIES
Short-term borrowings	$282,039	$243,574	$253,847
Current portion of long-term debt	18,700	7,974	8,476
Accounts payable and accrued liabilities	149,470	111,649	132,233
Liabilities of discontinued operations	29,997	33,969	45,292
Taxes accrued	5,329	14,074	11,698

Current liabilities	485,535	411,240	451,546

Long-term debt	172,943	83,850	91,814
Convertible subordinated debentures	—	45,051	45,051
Retirement and other benefits	21,104	15,037	20,105
Deferred income taxes	965	4,434	434

Total liabilities	680,547	559,612	608,950

MINORITY INTERESTS	1,550	1,807	2,000

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000, Issued none	—	—	—
Common stock, $0.20 par value; authorized shares 100,000,000, Issued 16,351,597 (September 03 – 16,237,947; Mar 04 – 16,298,557)	3,270	3,248	3,260
Additional paid-in capital	112,577	110,634	111,796
Unearned restricted stock plan compensation	(3,460)	(3,984)	(3,176)
Treasury shares, 2,617,707	(4,250)	(4,250)	(4,250)
Retained earnings	122,043	157,755	149,428
Accumulated other comprehensive loss	(26,056)	(25,217)	(27,994)

Total shareholders’ equity	204,124	238,186	229,064

Total liabilities and shareholders’ equity	$886,221	$799,605	$840,014

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Second quarter ended September 30		Six months ended September 30
	2004	2003*	2004	2003*
Sales	$233,390	$187,561	$405,868	$352,344

Cost of sales - materials, services and supplies	197,634	150,493	346,630	279,798
- interest	2,763	2,463	5,808	4,846

Gross Profit	32,993	34,605	53,430	67,700
Selling, general and administrative expenses	23,923	19,655	45,378	37,311
Other interest expense	2,508	1,231	6,183	2,329
Other income (expense) – net	375	587	788	997

Income (loss) before taxes	6,937	14,306	2,657	29,057
Income tax benefit (expense)	(2,053)	(3,918)	(458)	(9,189)

Income (loss) after taxes	4,884	10,388	2,199	19,868
Minority interests	64	71	331	139
Equity in earnings of affiliates	150	367	400	567

Income (loss) from continuing operations	5,098	10,826	2,930	20,574
Loss from discontinued operations, net of income tax benefit (charge) of $66 and $353 three months to Sept 30, 2004 and 2003; $(42) and $965 six months to Sept 30, 2004 and 2003	(25,237)	(25,135)	(27,918)	(28,271)

Net income (loss)	(20,139)	(14,309)	(24,988)	(7,697)
Retained earnings at beginning of period	143,383	173,256	149,428	167,495
Common stock dividends	(1,201)	(1,192)	(2,397)	(2,043)

Retained earnings at end of period	$122,043	$157,755	$122,043	$157,755

Earnings (loss) per common share
Basic:
From continuing operations	$0.37	$0.79	$0.21	$1.52
From discontinued operations	(1.84)	(1.84)	(2.04)	(2.08)

Net	$(1.47)	$(1.05)	$(1.83)	$(0.56)

Average shares outstanding	13,709	13,619	13,693	13,578
Diluted:
From continuing operations	$0.37	$0.75	$0.21	$1.43
From discontinued operations	(1.84)	(1.65)	(2.03)	(1.86)

Net	$(1.47)	$(0.90)	$(1.82)	$(0.43)

Average shares outstanding	13,733	15,222	13,716	15,174

Dividend declared per common share	$0.0875	$0.0875	$0.175	$0.15

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six months ended September 30
	2004	2003*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,988)	$(7,697)
Loss from discontinued operations	27,918	28,271
Depreciation and amortization	10,591	7,980
Minority interest	(331)	(139)
Deferred income taxes	532	(319)
Undistributed earnings of affiliates net of dividends received	(400)	(567)
Redemption premium on repayment of debt	964	—
(Gain) loss on disposition of fixed assets	(298)	59
Other	(1,394)	(121)

	12,594	27,467

Net changes in working capital other than cash
Receivables	(34,552)	(22,556)
Inventories	(55,538)	(54,727)
Current payables	12,766	(13,013)

Cash used for continuing operations	(64,730)	(62,829)
Cash from (used for) discontinued operations	13,358	1,211

CASH USED FOR OPERATING ACTIVITIES	(51,372)	(61,618)

CASH FLOW FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(18,865)	(13,759)
- dispositions	815	126

Cash used for continuing operations	(18,050)	(13,633)
Cash from discontinued operations	(622)	(1,940)

CASH USED FOR INVESTING ACTIVITIES	(18,672)	(15,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings	28,192	61,471
Proceeds from long-term borrowings	162,505	12,218
Repayment of long-term borrowings	(10,389)	(4,668)
Repayment of debt	(111,192)	—
Dividends paid	(2,397)	(2,043)
Other	792	(49)

CASH PROVIDED BY FINANCING ACTIVITIES	67,511	66,929

Effect of exchange rate changes on cash	(40)	253

Increase (decrease) in cash for period	(2,573)	(10,009)
Cash at beginning of period	27,673	26,569

CASH AT END OF PERIOD	$25,100	$16,560

Cash payments for - interest	$9,441	$8,786
- income taxes	$6,170	$9,024

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

The accompanying notes are an integral part of these consolidated financial statements.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period consolidated financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the financial condition and results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended September 30, 2004. Because of the nature of the Company’s business, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	DISCONTINUED OPERATIONS

Tobacco Operations

During the second quarter of the current fiscal year, the Company decided to discontinue its tobacco processing operations in Italy due to the leaf tobacco market conditions and the continuing strengthening of Euro currency which have had significant adverse impact on its results. As a result of this decision the assets and liabilities not assumed have been classified as available for sale and qualify for held for disposal treatment under Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is in the process of closing its facility and has notified its employees and the Italian authorities in accordance with Italian law. The facility is expected to be sold within the next twelve months. The Italian operation is expected to incur additional operating losses until final disposition.

The Company has accounted for the Italian tobacco operations as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented are included in the financial statements as discontinued operations.

The Italian trading loss for the quarter and six months ended September 30, 2004, excluding the loss to discontinue the operations, was $8.3 million and $10.0 million respectively versus an income of $3.4 million and $2.6 million in the prior year periods.

The write-down of long-lived assets recorded in the quarter and six months ended September 30, 2004 to discontinue the operation was $10.7 million. This was based on external appraisals and is the difference between the carrying value of the net assets and their fair value, less estimated selling costs. The fair value has been determined based on negotiations with prospective purchasers and comparison with other industry transactions. In addition, the Company incurred and recorded costs of $4.1 million during the quarter and six months ended September 30, 2004. No tax benefit on the losses to discontinue the Italian operations was recorded due to the uncertainty of the Company’s ability to ultimately receive a tax benefit.

Revenues and the assets and liabilities for the Italian operations were as follows:

	Second quarter ended September 30		Six months ended September 30
(In thousands)	2004	2003	2004	2003
Revenues	$15,264	$22,520	$28,766	$31,825

	September 30			March 31
(In thousands)	2004	2003		2004
Inventory	$34,434	$24,372		$51,004
Receivables	13,264	17,326		14,364
Other assets	10,107	16,647		18,008

Assets	57,805	58,345		83,376
Accounts payable and other liabilities	8,554	8,837		13,909

Net assets available for sale	$49,251	$49,508		$69,467

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	DISCONTINUED OPERATIONS (Continued)

Tobacco debt guaranteed by the Company not included in discontinued operations was as follows:

	September 30		March 31 2004
(In thousands)	2004	2003
Bank borrowings	$—	$2,513	$2,396
Current portion of long-term debt	910	818	884

Total current	910	3,331	3,280
Long-term portion of long-term debt	4,945	5,298	5,281

Total debt guaranteed	$5,855	$8,629	$8,561

Wool Operations

During the second quarter of fiscal 2004, the Company decided to focus on the core tobacco operations and close all its wool operations located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under SFAS No. 144. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France were shutdown in April 2004. The remaining French assets, along with the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile are the subjects of separate sales negotiations. These negotiations were expected to be finalized by September 30, 2004; however, as a result of delays caused by unexpected financing issues in the UK and governmental intervention in France, the remaining units are expected to be sold or terminated by March 31, 2005.

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

The Company has accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, because the existing debt of the wool units is guaranteed by the Company, it has not included any such debt in liabilities of discontinued operations.

The wool operating loss, which primarily relates to overhead incurred, for the quarter and six months ended September 30, 2004 was $2.1 and $3.2 million respectively versus $2.0 and $4.2 million in the prior year periods. The estimated loss to discontinue wool operations of $26.6 million was recorded during the quarter and six months ended September 30, 2003.

Revenues and the assets and liabilities for these units were as follows:

	Second quarter ended September 30		Six months ended September 30
(In thousands)	2004	2003	2004	2003
Revenues	$27,999	$38,719	$63,294	$81,301

	September 30			March 31 2004
(In thousands)	2004	2003
Inventory	$29,810	$66,665		$50,827
Receivables	32,073	39,311		40,826
Other assets	2,867	4,636		3,475

Assets	64,750	110,612		95,128
Accounts payable and other liabilities	21,443	25,132		31,383

Net assets available for sale	$43,307	$85,480		$63,745

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	DISCONTINUED OPERATIONS (Continued)

Wool debt guaranteed by the Company not included in discontinued operations was as follows:

	September 30		March 31 2004
(In thousands)	2004	2003
Bank borrowings	$26,284	$58,658	$44,974
Current portion of long-term debt	21	791	305

Total current	26,305	59,449	45,279
Long-term portion of long-term debt	171	178	190

Total debt guaranteed	$26,476	$59,627	$45,469

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Second quarter ended September 30		Six months ended September 30
(In thousands)	2004	2003	2004	2003
Net income (loss)	$(20,139)	$(14,309)	$(24,988)	$(7,697)
Other comprehensive income (loss):
Reclassification for translation adjustment recognized in net income	1,708	2,772	1,708	2,772
Translation adjustment	777	(2,925)	(2)	2,471
Derivative financial instruments	230	(460)	232	(656)

Total comprehensive income (loss)	$(17,424)	$(14,922)	$(23,050)	$(3,110)

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with SFAS No. 128. The diluted earnings per share for the quarter and six months ended September 30, 2003 include the effect of the convertible subordinated debentures which were redeemed in April 2004, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were increased by shares subject to employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that the effective portion of the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at September 30, 2004 was $3.1 million with a notional value of $3.5 million.

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

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	STOCK-BASED COMPENSATION (Continued)

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

	Second quarter ended September 30		Six months ended September 30
	2004	2003	2004	2003
Net income (loss) (in thousands):
As reported	$(20,139)	$(14,309)	$(24,988)	$(7,697)
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(45)	(72)	(46)	(126)

Pro forma	$(20,184)	$(14,381)	$(25,034)	$(7,823)

Diluted	$(20,139)	$(13,770)	$(24,988)	$(6,619)
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(45)	(72)	(46)	(126)

Pro forma	$(20,184)	$(13,842)	$(25,034)	$(6,745)

Basic earnings (loss) per share:
As reported	$(1.47)	$(1.05)	$(1.83)	$(0.56)
Pro forma	$(1.47)	$(1.06)	$(1.83)	$(0.58)

Diluted earnings (loss) per share:
As reported	$(1.47)	$(0.90)	$(1.82)	$(0.43)
Pro forma	$(1.47)	$(0.91)	$(1.82)	$(0.44)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company performs its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income. The Company completed its impairment test and there was no impairment identified at September 30, 2004.

The carrying value of intangible assets other than goodwill as of September 30, 2004 represents deferred long-term debt financing fees. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill. In conjunction with the debt refinancing discussed in Note 11, the Company wrote-off $1.4 million of deferred financing fees

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

during the six months ended September 30, 2004. Based on management’s analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2012.

INTANGIBLES (In thousands)	Total
At April 1, 2004	$1,368
Additions – deferred financing fees	6,160
Less amortization	(2,241)

Balance as of September 30, 2004	$5,287

8.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost for All Significant Plans

	Defined Benefit Pension Plans		Other Post-retirement Benefits
	Six months ended September 30		Six months ended September 30
(In thousands)	2004	2003	2004	2003
Service cost	$1,933	$1,555	$230	$186
Interest cost	2,160	1,872	383	348
Expected return on plan assets	(1,875)	(1,462)	—	—
Amortization of prior service cost	63	33	—	(69)
Recognized net actuarial loss	606	543	83	18

Net periodic benefit cost	$2,887	$2,541	$696	$483

Employer Contributions

Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. Benefits are based on length of service and eligible compensation.

The Company’s funding policy is to contribute to those plans when pension laws and economies either require or encourage funding. As previously disclosed in the Company’s financial statements for the year ended March 31, 2004, the Company expects to contribute $2.4 million to its U.S. qualified pension plan trust in fiscal 2005. No contributions were made to this plan in the first six months of fiscal 2005. The Company also has a non-qualified supplemental pension plan to which it made $29,000 of benefit payments in the first six months of fiscal 2005.

Other Post-retirement Benefits

The Company also provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with SFAS No. 106, Employers Accounting for Post-retirement Benefits Other Than Pensions, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. The Company expects the ongoing impact of SFAS No. 106 as it relates to employees of foreign subsidiaries to be immaterial. The Company expenses the costs of these benefits as incurred. In fiscal 2005, the Company does not expect to contribute assets to its other post retirement benefit plan trust. Benefit payments to retirees under the plan are expected to be approximately $700,000 for this year. In the first six months of fiscal 2005, we made benefit payments of $367,000 to the plan.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position 106-1, the Company has elected to defer the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which is effective for the Company in the quarter ended September 30, 2004. The Company will have no impact on benefit cost from the new legislation.

10.	LEGAL PROCEEDINGS

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, cooperated fully with the investigation and discovered and voluntarily disclosed information which tended to establish that a number of leaf dealers, including its subsidiaries, jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including the Company and three of its subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including the Company and one of its subsidiaries. The Company responded to the Statements and has cooperated in the investigations. Through the Statements, DG Comp intended to impose, where appropriate, administrative penalties on the entities it determined have infringed the EC anti-competition laws. On October 20, 2004 the European Commission announced that as a result of its Spanish investigation it had imposed on the Company, through its Spanish subsidiary and two other of the Company’s subsidiaries, a fine of Euros 1,822,500. A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against the Company, totaled Euros 20,000,000. The Company is awaiting the published decision of the European Commission in order to consider an appeal of the fine. The Company has previously announced that it expects to be assessed penalties and expects that the penalties could be material to its earnings, but that there may be mitigating circumstances in the investigations, including the Company’s cooperation with the DG Comp, and the Company is unable to assess the amount of any penalties which might be imposed as a result of the remaining investigations.

Except for the above, neither the Company nor any of its subsidiaries are currently involved in any litigation that it believes would, individually or in the aggregate, have a material adverse effect on its consolidated financial position, consolidated results of operations, or liquidity nor, to its knowledge, is any such litigation currently threatened against the Company or its subsidiaries.

11.	SUBSEQUENT EVENTS

On November 7, 2004, the Company and DIMON Incorporated, a Virginia corporation (“DIMON”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”). Under the terms of the Merger Agreement, the common shareholders of the Company will be entitled to receive three shares of DIMON common stock in exchange for each share of the Company’s common stock. The transaction is intended to be treated as a “reorganization” for U.S. federal income tax purposes.

The closing of the merger is subject to certain closing conditions, including approval by the shareholders of the Company and DIMON, approval of U.S. and foreign antitrust authorities, effectiveness of a proxy statement/prospectus relating to shareholder approval, DIMON obtaining financing for the merger consideration and any debt of the Company or DIMON that must be refinanced and other customary conditions.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	DEBT

On April 2, 2004, the Company’s major tobacco subsidiaries entered into a new three year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by the Company and certain of its tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require the Company to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. The Company was in compliance with all financial covenants as of September 30, 2004.

On April 2, 2004, the Company issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the $45.1 million outstanding 7 1/4% convertible subordinated debentures and to retire the $65.2 million 8 7/8% senior notes due 2005. The new notes are guaranteed by the Company’s U.S. tobacco subsidiary on a senior unsecured basis. The indenture governing these senior notes contains certain covenants that, among other things, limit the Company’s ability to (1) pay dividends, (2) incur additional indebtedness, (3) transfer or issue shares of capital stock of subsidiaries to third parties, (4) sell assets, (5) issue preferred stock, (6) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (7) merge with or into any entity.

13.	SENIOR NOTES

On April 2, 2004, $150 million of 8 % Senior Notes due 2012 were issued by the Company and guaranteed by Standard Commercial Tobacco Co., Inc., its wholly owned U.S. tobacco subsidiary, on a senior unsecured fully and unconditionally basis. Management has determined that full financial statements of the Guarantor would not be material to investors and such financial statements are not provided. The following supplemental combining financial statements present information regarding the Company and the Guarantor.

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

September 30, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$133	$6,674	$—	$18,293	$—	$25,100
Receivables	10	40,301	—	170,561	—	210,872
Intercompany receivables	181,325	166,938	—	89,184	(437,447)	—
Inventories	—	66,241	—	230,900	—	297,141
Assets of discontinued operations	—	—	—	122,555	—	122,555
Prepaid expenses	(305)	1,540	—	6,232	—	7,467
Marketable securities	1	—	—	1,720	—	1,721

Current assets	181,164	281,694	—	639,445	(437,447)	664,856
Property, plant and equipment	—	44,865	—	116,390	—	161,255
Investment in subsidiaries	231,649	176,692	—	153,214	(561,555)	—
Investment in affiliates	—	—	—	9,880	—	9,880
Other noncurrent assets	18,266	577	—	31,387	—	50,230

Total assets	$431,079	$503,828	$—	$950,316	$(999,002)	$886,221

Liabilities
Short-term borrowings	$—	$31,145	$—	$250,894	$—	$282,039
Current portion of long-term debt	—	—	—	18,700	—	18,700
Accounts payable and accrued liabilities	16,867	19,573	—	113,030	—	149,470
Liabilities of discontinued operations	—	—	—	29,997	—	29,997
Intercompany accounts payable	64,301	202,009	—	171,137	(437,447)	—
Taxes accrued	(7,295)	1,769	—	10,855	—	5,329

Current liabilities	73,873	254,496	—	594,613	(437,447)	485,535
Long-term debt	150,000	—	—	22,943	—	172,943
Retirement and other benefits	1,091	10,264	—	9,749	—	21,104
Deferred income taxes	(486)	(546)	—	1,997	—	965

Total liabilities	224,478	264,214	—	629,302	(437,447)	680,547

Minority interests	—	—	—	1,550	—	1,550

Shareholders’ equity
Common stock	3,270	993	—	138,253	(139,246)	3,270
Additional paid-in capital	112,577	130,860	—	60,564	(191,424)	112,577
Unearned restricted stock plan compensation	(983)	(783)	—	(1,694)	—	(3,460)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	122,043	118,602	—	148,397	(266,999)	122,043
Accumulated other comprehensive loss	(26,056)	(10,058)	—	(26,056)	36,114	(26,056)

Total shareholders’ equity	206,601	239,614	—	319,464	(561,555)	204,124

Total liabilities and equity	$431,079	$503,828	$—	$950,316	$(999,002)	$886,221

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Second quarter ended September 30, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$51,845	$—	$253,823	$(72,278)	$233,390
Cost of sales:
Materials services and supplies	—	43,784	—	226,128	(72,278)	197,634
Interest	—	91	—	2,672	—	2,763

Gross profit	—	7,970	—	25,023	—	32,993
Selling, general & administrative expenses	2,647	4,804	—	16,472	—	23,923
Other interest expense	3,119	857	—	(1,468)	—	2,508
Other income (expense) net	2,154	(102)	—	(1,677)	—	375

Income (loss) before taxes	(3,612)	2,207	—	8,342	—	6,937
Income tax expense (benefit)	(1,372)	840	—	2,585	—	2,053

Income (loss) after taxes	(2,240)	1,367	—	5,757	—	4,884
Minority interests	—	—	—	64	—	64
Equity in earnings of affiliates	—	—	—	150	—	150
Equity in earnings of subsidiaries	7,338	5,971	—	—	(13,309)	—

Income (loss) from continuing operations	5,098	7,338	—	5,971	(13,309)	5,098
Discontinued operations	(25,237)	(23,125)	—	(14,318)	37,443	(25,237)

Net income (loss)	(20,139)	(15,787)	—	(8,347)	24,134	(20,139)
Retained earnings at beginning of period	143,383	134,389	—	156,744	(291,133)	143,383
Common stock dividends	(1,201)	—	—	—	—	(1,201)

Retained earnings at end of period	$122,043	$118,602	$—	$148,397	$(266,999)	$122,043

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Six months ended September 30, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$90,860	$—	$493,909	$(178,901)	$405,868
Cost of sales:
Materials services and supplies	—	77,837	—	447,694	(178,901)	346,630
Interest	—	114	—	5,694	—	5,808

Gross profit	—	12,909	—	40,521	—	53,430
Selling, general & administrative expenses	4,674	10,377	—	30,327	—	45,378
Other interest expense	6,318	1,386	—	(1,521)	—	6,183
Other income (expense) net	3,767	(2,177)	—	(802)	—	788

Income (loss) before taxes	(7,225)	(1,031)	—	10,913	—	2,657
Income tax expense (benefit)	(2,746)	(392)	—	3,596	—	458

Income (loss) after taxes	(4,479)	(639)	—	7,317	—	2,199
Minority interests	—	—	—	331	—	331
Equity in earnings of affiliates	—	—	—	400	—	400
Equity in earnings of subsidiaries	7,409	8,048	—	—	(15,457)	—

Income (loss) from continuing operations	2,930	7,409	—	8,048	(15,457)	2,930
Discontinued operations	(27,918)	(24,763)	—	(15,957)	40,720	(27,918)

Net income (loss)	(24,988)	(17,354)	—	(7,909)	25,263	(24,988)
Retained earnings at beginning of period	149,428	135,956	—	156,306	(292,262)	149,428
Common stock dividends	(2,397)	—	—	—	—	(2,397)

Retained earnings at end of period	$122,043	$118,602	$—	$148,397	$(266,999)	$122,043

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Six months ended September 30, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$(98,164)	$68,131	$—	$(21,339)	$—	$(51,372)

Cash flows from investing activities
Property, plant and equipment
—additions	—	(5,968)	—	(12,897)	—	(18,865)
—disposals	—	479	—	336	—	815

Cash provided by (used for) continuing activities	—	(5,489)	—	(12,561)	—	(18,050)
Cash provided by (used for) discontinued activities	—	—	—	(622)	—	(622)

Cash provided by (used for) investing activities	—	(5,489)	—	(13,183)	—	(18,672)
Cash flows from financing activities:
Proceeds from long-term borrowings	145,651	—	—	16,854	—	162,505
Repayment of long-term borrowings	—	—	—	(10,389)	—	(10,389)
Net change in short-term borrowings	—	8,317	—	19,875	—	28,192
Dividends received / (paid)	(2,397)	—	—	—	—	(2,397)
Repayment of debt	(45,051)	(66,141)	—	—	—	(111,192)
Other	—	792	—	—	—	792

Cash provided by (used in) financing activities	98,203	(57,032)	—	26,340	—	67,511

Effect of exchange rate changes on cash	—	—	—	(40)	—	(40)

Increase (decrease) in cash for period	39	5,610	—	(8,222)	—	(2,573)
Cash at beginning of period	94	1,064	—	26,515	—	27,673

Cash at end of period	$133	$6,674	$—	$18,293	$—	$25,100

Interest	$299	$2,998	$—	$6,144		$9,441
Income taxes	—	—	—	6,170		6,170

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

September 30, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$18	$2,953	$—	$13,589	$—	$16,560
Receivables	—	19,913	—	151,937	—	171,850
Intercompany receivables	21,524	101,413	—	35,218	(158,155)	—
Inventories	—	64,691	—	178,765	—	243,456
Assets of discontinued operations	—	—	—	168,957	—	168,957
Prepaid expenses	—	3,301	—	1,576	—	4,877
Marketable securities	1	—	—	1,242	—	1,243

Current assets	21,543	192,271	—	551,284	(158,155)	606,943
Property, plant and equipment	—	39,614	—	100,884	—	140,498
Investment in subsidiaries	249,287	176,637	—	153,214	(579,138)	—
Investment in affiliates	—	—	—	7,988	—	7,988
Other noncurrent assets	13,696	(1,880)	—	32,360	—	44,176

Total assets	$284,526	$406,642	$—	$845,730	$(737,293)	$799,605

Liabilities
Short-term borrowings	$—	$30,890	$—	$212,684	$—	$243,574
Current portion of long-term debt	—	—	—	7,974	—	7,974
Accounts payable and accrued liabilities	8,245	12,899	—	90,505	—	111,649
Liabilities of discontinued operations	—	—	—	33,969	—	33,969
Intercompany accounts payable	1,425	30,328	—	126,402	(158,155)	—
Taxes accrued	(12,250)	10,677	—	15,647	—	14,074

Current liabilities	(2,580)	84,794	—	487,181	(158,155)	411,240
Long-term debt	—	65,177	—	18,673	—	83,850
Convertible subordinated debentures	45,051	—	—	—	—	45,051
Retirement and other benefits	1,021	9,652	—	4,364	—	15,037
Deferred income taxes	(428)	(1,480)	—	6,342	—	4,434

Total liabilities	43,064	158,143	—	516,560	(158,155)	559,612

Minority interests	—	—	—	1,807	—	1,807

Shareholders’ equity
Common stock	3,248	993	—	148,765	(149,758)	3,248
Additional paid-in capital	110,634	130,860	—	60,564	(191,424)	110,634
Unearned restricted stock plan compensation	(708)	(996)	—	(2,280)	—	(3,984)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	157,755	128,878	—	145,244	(274,122)	157,755
Accumulated other comprehensive loss	(25,217)	(11,236)	—	(24,930)	36,166	(25,217)

Total shareholders’ equity	241,462	248,499	—	327,363	(579,138)	238,186

Total liabilities and equity	$284,526	$406,642	$—	$845,730	$(737,293)	$799,605

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Second quarter ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$50,441	$—	$186,074	$(48,954)	$187,561
Cost of sales:
Materials services and supplies	—	41,663	—	157,784	(48,954)	150,493
Interest	—	291	—	2,172	—	2,463

Gross profit	—	8,487	—	26,118	—	34,605
Selling, general & administrative expenses	1,641	2,618	—	15,396	—	19,655
Other interest expense	1,073	1,202	—	(1,044)	—	1,231
Other income (expense) net	(101)	1,144	—	(456)	—	587

Income (loss) before taxes	(2,815)	5,811	—	11,310	—	14,306
Income tax expense (benefit)	(1,070)	2,208	—	2,780	—	3,918

Income (loss) after taxes	(1,745)	3,603	—	8,530	—	10,388
Minority interests	—	—	—	71	—	71
Equity in earnings of affiliates	—	—	—	367	—	367
Equity in earnings of subsidiaries	12,571	8,968	—	—	(21,539)	—

Income from continuing operations	10,826	12,571	—	8,968	(21,539)	10,826
Discontinued operations	(25,135)	(9,954)	18,823	(7,681)	(1,188)	(25,135)

Net income (loss)	(14,309)	2,617	18,823	1,287	(22,727)	(14,309)
Retained earnings at beginning of period	173,256	133,761	(18,823)	143,957	(258,895)	173,256
Common stock dividends	(1,192)	(7,500)	—	—	7,500	(1,192)

Retained earnings at end of period	$157,755	$128,878	$—	$145,244	$(274,122)	$157,755

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Six months ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$83,944	$—	$383,672	$(115,272)	$352,344
Cost of sales:
Materials services and supplies	—	69,326	—	325,744	(115,272)	279,798
Interest	—	386	—	4,460	—	4,846

Gross profit	—	14,232	—	53,468	—	67,700
Selling, general & administrative expenses	2,975	6,718	—	27,618	—	37,311
Other interest expense	1,887	2,598	—	(2,156)	—	2,329
Other income (expense) net	(181)	2,461	—	(1,283)	—	997

Income (loss) before taxes	(5,043)	7,377	—	26,723	—	29,057
Income tax expense (benefit)	(1,916)	2,803	—	8,302	—	9,189

Income (loss) after taxes	(3,127)	4,574	—	18,421	—	19,868
Minority interests	—	—	—	139	—	139
Equity in earnings of affiliates	—	—	—	567	—	567
Equity in earnings of subsidiaries	23,701	19,127	—	—	(42,828)	—

Income from continuing operations	20,574	23,701	—	19,127	(42,828)	20,574
Discontinued operations	(28,271)	(10,818)	16,551	(10,818)	5,085	(28,271)

Net income (loss)	(7,697)	12,883	16,551	8,309	(37,743)	(7,697)
Retained earnings at beginning of period	167,495	123,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(2,043)	(7,500)	—	—	7,500	(2,043)

Retained earnings at end of period	$157,755	$128,878	$—	$145,244	$(274,122)	$157,755

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Six months ended September 30, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used for) operating activities	$2,007	$(494)	$—	$(63,131)	$—	$(61,618)

Cash flows from investing activities
Property, plant and equipment
—additions	—	(6,081)	—	(7,678)	—	(13,759)
—disposals	—	—	—	126	—	126

Cash provided by (used for) continuing activities	—	(6,081)	—	(7,552)	—	(13,633)
Cash provided by (used for) discontinued activities	—	—	—	(1,940)	—	(1,940)

Cash provided by (used for) investing activities	—	(6,081)	—	(9,492)	—	(15,573)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	12,218	—	12,218
Repayment of long-term borrowings	—	—	—	(4,668)	—	(4,668)
Net change in short-term borrowings	—	9,114	—	52,357	—	61,471
Dividends received / (paid)	(2,043)	—	—	—	—	(2,043)
Other	—	(49)	—	—	—	(49)

Cash provided by (used in) financing activities	(2,043)	9,065	—	59,907	—	66,929

Effect of exchange rate changes on cash	—	—	—	253	—	253

Increase (decrease) in cash for period	(36)	2,490	—	(12,463)	—	(10,009)
Cash at beginning of period	54	463	—	26,052	—	26,569

Cash at end of period	$18	$2,953	$—	$13,589	$—	$16,560

Interest	$1,615	$3,142	$—	$4,029		$8,786
Income taxes	3,589	—	—	5,435		9,024

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary

On a global basis, supply and demand for flue-cured tobacco remain relatively balanced as a large crop in Brazil has offset smaller crops in Zimbabwe. There is a slight oversupply in burley due to the large crops in Malawi and Brazil. There is a balanced position of oriental styles. Inventory balances at September 30, 2004 were $53.7 million higher than the September 30, 2003 level. The level of inventory fluctuates based on customer shipment schedules and availability of shipping containers. The increase also reflects the additions to inventory that result from new operations that are becoming fully operational such as our new growing projects in Africa.

The U.S. Dollar remains weak. While most of the sales are denominated in dollars, local country operating costs, including the purchasing and processing costs for tobaccos, are incurred in local currency. This has increased the costs of tobaccos in certain areas from the prior year that are currently being sold.

During the six months ended September 30, 2004, we issued $150 million of 8% senior notes due 2012, redeemed $45.1 million of 7 1/4% convertible debentures and retired $65.2 million of 8 7/8% senior notes due 2005. Early in April 2004, our major tobacco subsidiaries entered into a new $150 million three-year unsecured revolving facility.

Consolidated Results of Operations (in thousands)

Comparison of the Quarter ended September 30, 2004 to the Quarter ended September 30, 2003

	Second quarter ended September 30		Increase / (Decrease)
	2004	2003
Sales	$233,390	$187,561	$45,829
Gross profit	32,993	34,605	(1,612)
Selling, general and administrative expenses	23,923	19,655	4,268
Interest expense	2,508	1,231	1,277
Income tax benefit (expense)	(2,053)	(3,918)	(1,865)
Income (loss) from continuing operations	5,098	10,826	(5,728)
Loss from discontinued operations	(25,237)	(25,135)	(102)
Net income (loss)	(20,139)	(14,309)	(5,830)

Sales. Sales for the three months ended September 30, 2004 increased by 24.4% to $233.4 million from $187.6 million in the prior year period. The volume of tobacco sold during the current quarter increased by 21.8% over the prior year quarter. This was mainly due to increased shipments from Brazil, India, Russia, Turkey, Zimbabwe and Spain. Shipments from Thailand were lower during the current quarter due to delayed customer delivery schedules. In addition, we exited the Greek and Honduran markets during the prior year quarter.

Gross Profit. Gross profit for the quarter ended September 30, 2004 was $33.0 million versus $34.6 million in the prior year period. Gross margins were down from 18.5% to 14.1% primarily due to higher tobacco and operating costs in Zimbabwe, India, China, Thailand and Argentina and sales mix in our African operations.

Selling, General and Administrative Expenses. SG&A expense for the quarter were higher by $4.3 million. This was mainly due to a charge of $2.4 million accrued for fines relating to the European Commission investigation in Spain and an increase in legal and professional expenses of $1.1 million related to this and other matters.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Interest Expense. Interest expense for the current quarter was higher by $1.3 million due to both increased average borrowings and higher average rates.

Income taxes. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. As a result, the effective tax rate for the quarter was 30% versus 27% for the prior year quarter.

Income from Continuing Operations. Income from continuing operations was $5.1 million for the current quarter versus profit of $10.8 million in the prior year quarter.

Loss from Discontinued Operations. The tobacco operating loss for the three months ended September 30, 2004 was $8.3 million versus a profit of $3.4 million in the prior year quarter. The charge recorded in the current quarter for the discontinued tobacco operation was $14.8 million. No tax benefit on the losses to discontinue the Italian operations was recorded due to the uncertainty of our ability to ultimately receive a tax benefit. The wool operating loss for the quarter was $2.1 million versus $2.0 million in the prior year period. The charge recorded in the prior year quarter to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the quarter was $1.84 the same as the prior year period.

Net Loss. The consolidated net loss for the quarter was $20.1 million versus a loss of $14.3 million in the prior year period.

Comparison of the Six Months ended September 30, 2004 to the Six Months ended September 30, 2003

	Six months ended September 30		Increase / (Decrease)
	2004	2003
Sales	$405,868	$352,344	$53,524
Gross profit	53,430	67,700	(14,270)
Selling, general and administrative expenses	45,378	37,311	8,067
Interest expense	6,183	2,329	3,854
Income tax benefit (expense)	(458)	(9,189)	(8,731)
Income (loss) from continuing operations	2,930	20,574	(17,644)
Loss from discontinued operations	(27,918)	(28,271)	353
Net income (loss)	(24,988)	(7,697)	(17,291)

Sales. Sales for the six months ended September 30, 2004 increased by 15.2% to $405.9 million from $352.3 million in the prior year period. The volume of tobacco sold during the current six months increased by 12.4% over the prior year period. This was mainly due to increased shipments from Brazil, India, Russia, Turkey and Spain. Shipments from Thailand and Malawi were lower during the current six months due to delayed customer delivery schedules and a shortage of containers used for shipping tobacco for Malawi. As previously stated, we exited Greece and Honduras in the prior year.

Gross Profit. Gross profit for the six months ended September 30, 2004 was $53.4 million versus $67.7 million in the prior year period. Gross margins were down from 19.2% to 13.2% primarily due to higher tobacco and operating costs in Brazil, Zimbabwe, India, China, Thailand, Argentina and Turkey.

Selling, General and Administrative Expenses. SG&A expense for the current six months were higher by $8.1 million. This was mainly due to a charge of $2.4 million accrued for fines relating to the European Commission investigation in Spain, increase in legal and professional expenses of $1.5 million related to this and other matters, increases in compensation of $0.9 million, higher communication and rental expense of $0.8 million and other normal inflationary increases.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Interest Expense. Interest expense for the current six months was higher by $3.9 million due to both increased average borrowings and higher interest rates, as well as payment of $1.0 million for the May 2004 early retirement of the 8 7/8% senior notes.

Income taxes. Income tax charges or credits as a percentage of pretax income can vary due to differences in tax rates and relief available in areas where profits are earned or losses are incurred. The effective tax rate for the six months was 17% versus 32% for the prior year period.

Income from Continuing Operations. For the current six months income from continuing operations was $2.9 million versus $20.6 million in the prior year period.

Loss from Discontinued Operations. The operating loss for the discontinued tobacco operation for the six months to September 30, 2004 was $10.0 million versus a profit of $2.6 million in the prior year period. The charge recorded in the current six months for the discontinued tobacco operation was $14.8 million. No tax benefit on the losses to discontinue the Italian operations was recorded due to the uncertainty of our ability to ultimately receive a tax benefit. The wool operating loss for the current six months was $3.2 million versus $4.2 million in the prior year period. The charge recorded in the prior year period to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the six months was $2.04 versus $2.08 in the prior year period.

Net Loss. The consolidated net loss for the six months was $25.0 million versus a loss of $7.7 million in the prior year period.

Discontinued operations

Tobacco Operations

During the second quarter of the current fiscal year, we decided to discontinue our tobacco processing operations in Italy due to the leaf tobacco market conditions and the continuing strengthening of Euro currency, which have had significant adverse impact on our results. As a result of this decision, the assets and liabilities not assumed have been classified as available for sale and qualify for held for disposal treatment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are in the process of closing the facility and have notified our employees and the Italian authorities in accordance with Italian law. The facility is expected to be sold within the next twelve months. The Italian operation is expected to incur additional operating losses until final disposition.

We have accounted for the Italian tobacco operations as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented are included in the financial statements as discontinued operations.

The Italian trading loss for the quarter and six months ended September 30, 2004, excluding the loss to discontinue the operations, was $8.3 million and $10.0 million respectively versus an income of $3.4 million and $2.6 million in the prior year periods.

The write-down of long-lived assets recorded in the quarter and for six months ended September 30, 2004 to discontinue the operations was $10.7 million. This was based on external appraisals and is the difference between the carrying value of the net assets and their fair value, less estimated selling costs. The fair value has been determined based on negotiations with prospective purchasers and comparison with other industry transactions. In addition, we incurred and recorded costs of $4.1 million during the quarter and six months ended September 30, 2004. No tax benefit on the losses to discontinue the Italian operations was recorded due to the uncertainty of our ability to ultimately receive a tax benefit.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Wool Operations

During the second quarter of fiscal 2004, we decided to focus on our core tobacco operations and close all our wool operations located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as available for sale and qualify for held for disposal treatment under SFAS No. 144. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France were shutdown in April 2004. The remaining French assets, along with the remaining trading operations in France and Germany, and the trading and processing operations in the UK and Chile are the subjects of separate sales negotiations. These negotiations were expected to be finalized by September 30, 2004; however, as a result of delays caused by unexpected financing issues in the UK and governmental intervention in France, the remaining units are expected to be sold or terminated by March 31, 2005.

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

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented are included in the consolidated financial statements as discontinued operations. As noted above, because the existing debt of the wool units is guaranteed by us, we have not included any such debt in liabilities of discontinued operations.

The wool operating loss, which primarily relates to overhead incurred, for the quarter and six months ended September 30, 2004 was $2.1 and $3.2 million respectively versus $2.0 and $4.2 million in the prior year periods. The estimated loss to discontinue wool operations of $26.6 million was recorded during the quarter and six months ended September 30, 2003.

Liquidity and Capital Resources

The following table is a summary of items from our consolidated balance sheet and our statement of consolidated cash flows at the dates or for the periods presented (in thousands, except for current ratio).

	September 30		March 31 2004
	2004	2003
	(unaudited)	(unaudited)
Cash and cash equivalents	$25,100	$16,560	$27,673
Receivables	210,872	171,850	182,317
Inventories	297,141	243,456	241,330
Total current assets	664,856	606,943	636,059
Working capital	179,321	195,703	184,513
Short-term borrowings	282,039	243,574	253,847
Accounts payable and accrued liabilities	149,470	111,649	132,233
Total current liabilities	485,535	411,240	451,546
Current ratio	1.37:1	1.48:1	1.41:1
Total long-term debt	172,943	128,901	136,865
Shareholders’ equity	204,124	238,186	229,064
Capital expenditures	18,865	13,759	16,800
Depreciation and amortization expense	10,591	7,980	32,742

Working capital at September 30, 2004 was $179.3 million, down from the $195.7 million at September 30, 2003. The net contributions from financing activity of $67.5 million was offset by $18.7 million used for investing activity and $51.4 million used in operating activities.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Cash used for operating activities at September 30, 2004 totaled $51.4 million, primarily due to the increase in inventory of $55.5 million and $34.6 million in receivables, partly offset by net cash flows from discontinued operations and increase in payables. The increase in the value of inventories was largely due to larger growing projects and shipping delays in Africa. We continue to monitor our inventories, which fluctuate depending on seasonal factors and timing of deliveries to customers.

Cash used for investing activities of $18.7 million at September 30, 2004 related to capital expenditures in our facilities in the U.S., Turkey, Brazil, Indonesia and Malawi.

The increase in cash and cash equivalents was largely due to timing of receipt of cash from customers against the timing of maturities of short-term borrowings.

Financing Arrangements. We incur short-term debt to finance our seasonal working capital needs, which typically peak in the third quarter, under secured lines of credit with several banks.

On April 2, 2004, our major tobacco subsidiaries entered into a new three-year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by us and certain of our tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require us to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. We were in compliance with all financial covenants as of September 30, 2004.

On April 2, 2004, we issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the $45.1 million of outstanding 7 1/4% convertible subordinated debentures and to retire the $65.2 million of 8 7/8% senior notes due 2005. The new notes are guaranteed by our U.S. tobacco subsidiary on a senior unsecured basis. The indenture governing these senior notes contains covenants that, among other things, limit our ability to (1) pay dividends, (2) incur additional indebtedness, (3) transfer or issue shares of capital stock of subsidiaries to third parties, (4) sell assets, (5) issue preferred stock, (6) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (7) merge with or into any entity.

Debt agreements to which our subsidiaries and we are parties contain financial covenants, which could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $19.1 million of retained earnings available for distribution as dividends at September 30, 2004.

We continue to guarantee the debts of the discontinued Italian tobacco operations and wool units up to their actual disposition and accordingly have not included the debts in the liabilities of discontinued operations. At September 30, 2004, this amounted to $32.4 million. We believe that the disposition of the Italian tobacco operations and wool operations will not have a material impact on our overall liquidity needs.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Contractual Obligations

We have tobacco purchase obligations that result from contracts with growers to buy either specified quantities of tobacco or the grower’s total tobacco production. This is a normal and routine practice in our industry in some areas, notably Brazil and Turkey. At September 30, 2004, we had contractual obligations with tobacco growers to purchase tobacco for approximately $206 million. Payments due under these obligations within a year total $164 million and the remainder are due between one and three years.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, cooperated fully with the investigation and discovered and voluntarily disclosed information which tended to establish that a number of leaf dealers, including our subsidiaries, jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including our company and three of our subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On March 1, 2004, the DG Comp served a similar Statement of Objections on 11 entities within the Italian leaf tobacco industry, including our company and one of our subsidiaries. We responded to the Statements and have cooperated in the investigations. Through the Statements, DG Comp intended to impose, where appropriate, administrative penalties on the entities it determined have infringed the EC anti-competition laws. On October 20, 2004 the European Commission announced that as a result of its Spanish investigation it had imposed on us, through our Spanish subsidiary and two other of our subsidiaries, a fine of Euros 1,822,500. A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against us, totaled Euros 20,000,000. We are awaiting the published decision of the European Commission in order to consider an appeal of the fine. We have previously announced that we expect to be assessed penalties and expect that the penalties could be material to our earnings, but that there may be mitigating circumstances in both investigations, including our cooperation with the DG Comp and we are unable to assess the amount of any penalties which might be imposed as a result of the remaining investigations.

Except for the above, neither we nor any of our subsidiaries are currently involved in any litigation that we believe would, individually or in the aggregate, have a material adverse effect on our consolidated financial position, consolidated results of operations, or liquidity nor, to our knowledge, is any such litigation currently threatened against us or our subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual Meeting of Shareholders was held on August 10, 2004.

(b)	Three persons were elected as directors for terms expiring in 2007 as follows:

Nominee	Votes For	Votes Withheld
Nigel G. Howard	10,112,676	1,508,589
Robert A. Sheets	9,512,690	2,108,575
William S. Sheridan	10,112,776	1,508,489

In addition the following directors remained in office after the meeting. Robert E. Harrison, William A. Ziegler, Mark W. Kehaya, B. Clyde Preslar, Gilbert L. Klemann, II, and H. Carl McCall.

(c)	The adoption of the 2004 Performance Improvement Compensation Plan and the reservation of 800,000 shares for issuance thereunder was approved by a vote of 7,257,210 shares in favor, 3,403,927 shares against and 8,731 shares abstaining.

(d)	The appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2005 was approved by a vote of 11,559,823 shares in favor, 50,980 shares against and 10,462 shares abstaining.

PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits

Exhibit #	Description
11	Computation of earnings per common share
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD COMMERCIAL CORPORTATION
(Registrant)

Date: November 8, 2004	By:	/s/ Robert E. Harrison
Robert E. Harrison President and Chief Executive Officer

	By:	/s/ Robert A. Sheets
Robert A. Sheets Executive Vice President and Chief Financial Officer