Form 10-Q
period 2004-12-31
STANDARD COMMERCIAL CORP
filed 2005-02-08
CIK 93319

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2004

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

On February 4, 2005, the registrant had outstanding 13,741,732 shares of common stock ($0.20 par value per share).

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31		March 31 2004*
	2004	2003*
	(unaudited)	(unaudited)
ASSETS
Cash	$39,609	$22,025	$27,673
Receivables	231,873	178,303	182,317
Inventories	267,510	241,838	241,330
Assets of discontinued operations	123,431	177,505	178,504
Prepaid expenses	8,829	6,621	4,901
Marketable securities	1,883	1,179	1,334

Current assets	673,135	627,471	636,059

Property, plant and equipment	161,647	147,704	151,510
Investment in affiliates	10,181	8,094	9,480
Goodwill	9,003	9,003	9,003
Other assets	45,487	36,073	33,962

Total assets	$899,453	$828,345	$840,014

LIABILITIES
Short-term borrowings	$242,064	$271,575	$253,847
Current portion of long-term debt	19,975	8,508	8,476
Accounts payable and accrued liabilities	174,550	106,724	132,233
Liabilities of discontinued operations	46,899	30,302	45,292
Taxes accrued	4,464	15,167	11,698

Current liabilities	487,952	432,276	451,546

Long-term debt	175,026	83,154	91,814
Convertible subordinated debentures	—	45,051	45,051
Retirement and other benefits	21,639	15,536	20,105
Deferred income taxes	1,473	4,316	434

Total liabilities	686,090	580,333	608,950

MINORITY INTERESTS	2,023	2,008	2,000

SHAREHOLDERS’ EQUITY
Preferred stock, $1.65 par value; authorized shares 1,000,000, Issued none	—	—	—
Common stock, $0.20 par value; authorized shares 100,000,000, Issued 16,358,774 (December 03 – 16,256,022; Mar 04 – 16,298,557)	3,272	3,251	3,260
Additional paid-in capital	112,701	111,001	111,796
Unearned restricted stock plan compensation	(3,067)	(3,628)	(3,176)
Treasury shares, 2,617,707 (December 03 – 2,617,707; Mar 04 – 2,617,707)	(4,250)	(4,250)	(4,250)
Retained earnings	127,242	160,194	149,428
Accumulated other comprehensive loss	(24,558)	(20,564)	(27,994)

Total shareholders’ equity	211,340	246,004	229,064

Total liabilities and shareholders’ equity	$899,453	$828,345	$840,014

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(In thousands, except per share data; unaudited)

	Third quarter ended December 31		Nine months ended December 31
	2004	2003*	2004	2003*
Sales	$244,746	$184,268	$650,614	$536,612
Cost of sales - materials, services and supplies	201,725	152,647	548,355	432,445
- interest	3,232	3,080	9,040	7,926

Gross Profit	39,789	28,541	93,219	96,241
Selling, general and administrative expenses	22,703	18,900	68,081	56,211
Other interest expense	3,200	581	9,383	2,910
Other income (expense) – net	(48)	1,233	740	2,230

Income before taxes	13,838	10,293	16,495	39,350
Income tax benefit (expense)	(2,557)	(3,279)	(3,015)	(12,468)

Income after taxes	11,281	7,014	13,480	26,882
Minority interests	(516)	(192)	(185)	(53)
Equity in earnings of affiliates	300	105	700	672

Income from continuing operations	11,065	6,927	13,995	27,501
Loss from discontinued operations, net of income tax benefit (charge) of $(77) and $1,879 three months to Dec 31, 2004 and 2003; $(119) and $2,844 nine months to Dec 31, 2004 and 2003	(4,664)	(3,296)	(32,582)	(31,567)

Net income (loss)	6,401	3,631	(18,587)	(4,066)
Retained earnings at beginning of period	122,043	157,755	149,428	167,495
Common stock dividends	(1,202)	(1,192)	(3,599)	(3,235)

Retained earnings at end of period	$127,242	$160,194	$127,242	$160,194

Earnings (loss) per common share
Basic:
From continuing operations	$0.81	$0.51	$1.02	$2.03
From discontinued operations	(0.34)	(0.24)	(2.38)	(2.32)

Net	$0.47	$0.27	$(1.36)	$(0.29)

Average shares outstanding	13,738	13,631	13,708	13,595
Diluted:
From continuing operations	$0.81	$0.49	$1.02	$1.92
From discontinued operations	(0.34)	(0.22)	(2.37)	(2.08)

Net	$0.47	$0.27	$(1.35)	$(0.16)

Average shares outstanding	13,762	15,246	13,732	15,188
Dividend declared per common share	$0.0875	$0.0875	$0.2625	$0.2375

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

STANDARD COMMERCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine months ended December 31
	2004	2003*
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,587)	$(4,066)
Loss from discontinued operations	32,582	31,567
Depreciation and amortization	15,351	12,158
Minority interest	185	53
Deferred income taxes	1,040	(436)
Undistributed earnings of affiliates net of dividends received	(700)	(672)
Redemption premium on repayment of debt	964	—
(Gain) loss on disposition of fixed assets	(175)	44
Other	(8,671)	(8,628)

	21,989	30,020
Net changes in working capital other than cash
Receivables and prepaid expenses	(51,669)	(21,321)
Inventories	(23,706)	(51,309)
Current liabilities	34,980	(26,389)

Cash used in continuing operations	(18,406)	(68,999)
Cash provided by (used in) discontinued operations	7,105	(3,221)

CASH USED IN OPERATING ACTIVITIES	(11,301)	(72,220)

CASH FLOW FROM INVESTING ACTIVITIES
Property, plant and equipment - additions	(23,287)	(23,437)
- dispositions	893	179

Cash used in continuing operations	(22,394)	(23,258)
Cash provided by (used in) discontinued operations	12	(2,735)

CASH USED IN INVESTING ACTIVITIES	(22,382)	(25,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings **	5,197	89,472
Proceeds from long-term borrowings	168,008	13,596
Repayment of long-term borrowings	(13,173)	(6,961)
Repayment of debt	(111,192)	—
Dividends paid	(3,599)	(3,235)
Other	917	147

CASH PROVIDED BY FINANCING ACTIVITIES	46,158	93,019

Effect of exchange rate changes on cash	(539)	650

Increase (decrease) in cash for period	11,936	(4,544)
Cash at beginning of period	27,673	26,569

CASH AT END OF PERIOD	$39,609	$22,025

Cash payments for - interest	$17,774	$10,976
- income taxes	$7,490	$7,886
** Includes UK Wool operation short-term borrowings transferred to discontinued liabilities	$16,980	$—

The accompanying notes are an integral part of these consolidated financial statements.

*	Certain amounts reclassified to comply with the current period presentation as a result of discontinuing the Italian tobacco operations.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim statements presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The interim period consolidated financial statements have been prepared by the Company without audit and contain all of the adjustments which are, in the opinion of the management, necessary for a fair statement of the financial condition and results of operations. All such adjustments are of normal, recurring nature and there were no material changes in accounting policies during the period ended December 31, 2004. Because of the nature of the Company’s business, fluctuations in results for interim periods are not necessarily indicative of business trends or results to be expected for other interim periods or a full year.

2.	DISCONTINUED OPERATIONS

Tobacco Operation

During the second quarter of the current fiscal year, the Company decided to discontinue its tobacco processing operations in Italy due to the leaf tobacco market conditions and the continuing strengthening of Euro currency which have had significant adverse impact on its results. As a result of this decision, the Company has accounted for the Italian operation as a discontinued operation in accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of Long-Lived Assets. The assets and associated liabilities of this Italian operation have been classified as held for sale in the accompanying consolidated balance sheet. The Company ceased processing tobacco and has notified the Italian authorities in accordance with Italian law. The Company also reached a termination agreement with a majority of its employees. The facility is expected to be sold before the end of the second quarter of fiscal 2006. The Italian operation is expected to incur additional operating losses until final disposition.

The Italian trading loss for the quarter and nine months ended December 31, 2004, excluding the loss to discontinue the operation, was $3.7 million and $13.7 million respectively versus a loss of $0.5 million and income of $2.1 million in the prior year periods.

The write-down of long-lived assets recorded in the nine months ended December 31, 2004 to discontinue the operation was $10.7 million. The fair value of the buildings was based on external appraisals and is the difference between the carrying value of the net assets and their fair value, less estimated selling costs. The fair value of the equipment and other assets has been determined based on negotiations with prospective purchasers and comparison with other industry transactions. In addition, the Company incurred and recorded costs of $4.1 million during the nine months ended December 31, 2004. No tax benefit on the losses to discontinue the Italian operation was recorded due to the uncertainty of the Company’s ability to ultimately receive a tax benefit.

Revenues and the assets and liabilities for the Italian operation were as follows:

	Third quarter ended December 31		Nine months ended December 31
(In thousands)	2004	2003	2004	2003
Revenues	$4,011	$7,307	$32,777	$39,132

	December 31		March 31 2004
(In thousands)	2004	2003
Inventory	$32,746	$38,316	$51,004
Receivables	13,412	16,067	14,364
Other assets	10,988	18,493	18,008

Assets	57,146	72,876	83,376
Accounts payable and other liabilities	7,213	7,886	13,909

Net assets of discontinued operation	$49,933	$64,990	$69,467

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	DISCONTINUED OPERATIONS (Continued)

Tobacco debt guaranteed by the Company not included in discontinued operation was as follows:

	December 31		March 31 2004
(In thousands)	2004	2003
Bank borrowings	$—	$1,885	$2,396
Current portion of long-term debt	999	905	884

Total current	999	2,790	3,280
Long-term portion of long-term debt	5,092	5,516	5,281

Total debt guaranteed	$6,091	$8,306	$8,561

Wool Operations

During the second quarter of fiscal 2004, the Company decided to focus on the core tobacco operations and close all its wool operations which were located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as held for sale, under SFAS No. 144, in the accompanying consolidated balance sheet. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France were shutdown in April 2004. The operations in the UK and Chile were sold in January 2005. The remaining French assets, along with the remaining trading operations in France and Germany, are the subjects of separate sales negotiations. These negotiations were expected to be finalized by September 30, 2004; however, as a result of delays caused by governmental intervention in France, the sale or termination of the remaining units is expected to be substantially complete by March 31, 2005.

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

The wool operating loss, which primarily relates to overhead incurred, for the quarter and nine months ended December 31, 2004 was $0.9 and $4.1 million respectively versus $2.8 and $7.0 million in the prior year periods. The estimated loss to discontinue wool operations of $26.6 million was recorded during the nine months ended December 31, 2003.

Revenues and the assets and liabilities for these units were as follows:

	Third quarter ended December 31		Nine months ended December 31
(In thousands)	2004	2003	2004	2003
Revenues	$28,545	$55,196	$91,839	$136,497

	December 31		March 31 2004
(In thousands)	2004	2003
Inventory	$30,267	$65,190	$50,827
Receivables	32,412	38,605	40,826
Other assets	3,606	834	3,475

Assets	66,285	104,629	95,128
Accounts payable and other liabilities	39,686	22,416	31,383

Net assets of discontinued operations	$26,599	$82,213	$63,745

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	DISCONTINUED OPERATIONS (Continued)

Included in the net assets of discontinued operations for sale at December 31, 2004 are assets of $29.4 million and liabilities of $22.9 million related to the operations in the UK and Chile that were disposed of in January 2005.

Wool debt guaranteed by the Company not included in discontinued operations was as follows:

	December 31		March 31 2004
(In thousands)	2004	2003
Bank borrowings	$5,842	$57,718	$44,974
Current portion of long-term debt	—	313	305

Total current	5,842	58,031	45,279
Long-term portion of long-term debt	210	195	190

Total debt guaranteed	$6,052	$58,226	$45,469

3.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Third quarter ended December 31		Nine months ended December 31
(In thousands)	2004	2003	2004	2003
Net income (loss)	$6,401	$3,631	$(18,587)	$(4,066)
Other comprehensive income (loss):
Reclassification for translation adjustment recognized in net income (loss)	—	—	1,708	2,772
Translation adjustment	1,780	4,543	1,778	7,014
Derivative financial instruments	(282)	110	(50)	(546)

Total comprehensive income (loss)	$7,899	$8,284	$(15,151)	$5,174

4.	EARNINGS PER SHARE

Earnings per share has been presented in conformity with SFAS No. 128. The diluted earnings per share for the quarter and nine months ended December 31, 2003 include the effect of the convertible subordinated debentures which were redeemed in April 2004, which if converted would have increased the weighted number of shares and net income applicable to common stock. The weighted number of shares were increased by shares subject to employee stock options. Employee stock options with exercise prices greater than the average market price of common shares were not included in computation of diluted earnings per share.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative usage is principally foreign currency forwards. These contracts typically have maturities of less than one year. As a matter of policy, the Company does not use derivative instruments unless there is an underlying exposure. The Company’s foreign currency forwards have been designated and qualify as cash flow hedges under the criteria of SFAS No. 133. SFAS No. 133 requires that the effective portion of the changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income, while the ineffective portion be recognized immediately in earnings. The fair value of the Company’s foreign currency forward contracts at December 31, 2004 was $2.7 million with a notional value of $2.7 million.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Third quarter ended December 31		Nine months ended December 31
	2004	2003	2004	2003
Net income (loss) (in thousands):
As reported	$6,401	$3,631	$(18,587)	$(4,066)
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(57)	(69)	(57)	(195)

Pro forma	$6,344	$3,562	$(18,644)	$(4,261)

Diluted	$6,401	$4,170	$(18,587)	$(2,449)
Deduct –Total stock-based compensation expense determined under fair value method of all awards, net of tax	(57)	(69)	(57)	(195)

Pro forma	$6,344	$4,101	$(18,644)	$(2,644)

Basic earnings (loss) per share:
As reported	$0.47	$0.27	$(1.36)	$(0.29)
Pro forma	$0.46	$0.26	$(1.36)	$(0.31)

Diluted earnings (loss) per share:
As reported	$0.47	$0.27	$(1.35)	$(0.16)
Pro forma	$0.46	$0.26	$(1.36)	$(0.17)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 uses a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives and also requires at least an annual assessment for impairment by applying a fair-value- based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested for impairment annually at the same time each year and on an interim basis when events or circumstances change. The Company performs its annual goodwill impairment test as of September 30, and any subsequent impairment losses, if any, will be reflected in operating income in the statements of income. The Company completed its impairment test and there was no impairment identified at September 30, 2004, nor any events or changes in circumstances which would indicate an impairment as of December 31, 2004.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The carrying value of intangible assets other than goodwill as of December 31, 2004 represents deferred long-term debt financing fees. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill. In conjunction with the debt refinancing discussed in Note 12, the Company wrote-off $1.4 million of deferred financing fees during the nine months ended December 31, 2004. Based on management’s analysis of all pertinent factors, no adjustments were necessary to the remaining useful lives of these assets, which will continue to be amortized on a straight-line basis through 2012.

INTANGIBLES (In thousands)	Total
At April 1, 2004	$1,368
Additions – deferred financing fees	6,223
Less amortization	(2,590)

Balance as of December 31, 2004	$5,001

8.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

	Defined Benefit Pension Plans Nine months ended December 31		Other Post-retirement Benefits Nine months ended December 31
(In thousands)	2004	2003	2004	2003
Service cost	$2,912	$2,333	$344	$280
Interest cost	3,240	2,808	575	522
Expected return on plan assets	(2,805)	(2,191)	—	—
Amortization of prior service cost	109	46	—	(104)
Recognized net actuarial loss	880	815	125	27

Net periodic benefit cost	$4,336	$3,811	$1,044	$725

Employer Contributions

Pension Plans

The Company has defined benefit pension plans which cover employees in the United States and a number of other countries. Benefits are based on length of service and eligible compensation. The Company’s funding policy is to contribute to those plans when pension laws and economies either require or encourage funding. As previously disclosed in the Company’s financial statements for the year ended March 31, 2004, the Company expects to contribute $2.4 million to its U.S. qualified pension plan trust in fiscal 2005. No contributions were made to this plan in the first nine months of fiscal 2005. The Company also has a non-qualified supplemental pension plan to which it made $44,000 of benefit payments in the first nine months of fiscal 2005.

Other Post-retirement Benefits

The Company also provides health care and life insurance benefits for substantially all of its retired salaried employees in the U.S. These benefits are accounted for in accordance with SFAS No. 106, Employers Accounting for Post-retirement Benefits Other Than Pensions, which requires the accrual of the estimated cost of retiree benefit payments during the years the employee provides services. The Company expects the ongoing impact of SFAS No. 106 as it relates to employees of foreign subsidiaries to be immaterial. In fiscal 2005, the Company does not expect to contribute assets to its other post-retirement benefit plan trust. Benefit payments to retirees under the plan are expected to be approximately $700,000 for this year. In the first nine months of fiscal 2005, the Company made benefit payments of $511,000 to the plan.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. In accordance with guidance issued by the FASB in FASB Staff Position 106-1, the Company has elected to defer the effects of the Act due to uncertainties regarding the effects of the implementation of the Act and the accounting for certain provisions of the Act. The FASB recently issued definitive accounting guidance for the Act in FASB Staff Position 106-2, which became effective for the Company in the quarter ended December 31, 2004. The Company believes there will be no impact on its benefit cost from the new legislation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 is the result of a broader effort by the FASB and the International Accounting Standards Board (“IASB”) to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the accounting for abnormal inventory costs. Both the FASB and the IASB agree that abnormal expenses should be recognized in the period in which they are incurred; however, the wording of International Accounting Standards (“IAS”) No. 2, Inventories, and Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, led to inconsistent application of that principle. The FASB agreed that the wording in IAS No. 2 was less ambiguous and decided to incorporate portions of that language in ARB No. 43. As such, SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Based on current evaluations, the Company does not believe there will be a material impact on its consolidated financial statements as a result of the adoption of SFAS No. 151.

In December 2004, the FASB issued SFAS No. 153, Exchanges of non-monetary assets and amendment of APB Opinion No.29. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires companies to expense the value of employee stock options and similar awards. Share-based payments will be measured at fair value on the grant date, based on the estimated number of awards that are expected to vest. SFAS 123R applies to all unvested share-based awards outstanding at the company’s adoption date. SFAS 123R eliminates the exception to account for such awards using the intrinsic method previously allowable under APB No. 25. The effective date for public entities that file as small business issuers is the first interim or annual reporting period that begins after December 15, 2005. For all other public companies, including the Company, it is effective for interim and annual periods beginning after June 15, 2005. The Company is currently evaluating the effect of this pronouncement.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	LEGAL PROCEEDINGS

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. The Company, through its local subsidiaries, cooperated fully with the investigation and discovered and voluntarily disclosed information which tended to establish that a number of leaf dealers, including its subsidiaries, jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including the Company and three of its subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On October 20, 2004, the European Commission announced that as a result of its Spanish investigation it had imposed on the Company, its Spanish subsidiary and two other of the Company’s subsidiaries, a fine of Euros 1,822,500. A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against the Company, totaled Euros 20,000,000. The Company, along with its Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain. The Company accrued a charge for the full amount of the fine in the quarter ended September 30, 2004.

On March 1, 2004, the DG Comp served a Statement of Objections on 11 entities within the Italian leaf tobacco industry, including the Company and one of its subsidiaries. The Company responded to the Statement and has cooperated in the investigations. Through the Statement, DG Comp intends to impose, where appropriate and probably in 2005, administrative penalties on the entities it determines have infringed the EC Competition law. The Company expects to be assessed penalties in the Italian case and expects that the penalties could be material to its earnings, but believes that there may be mitigating circumstances in the investigation, including the Company’s cooperation with the DG Comp. The Company is unable to assess the amount of any penalties which might be imposed.

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

On January 14, 2005, the Company completed the sale of its wool investments in the UK and Chile.

12.	DEBT

On April 2, 2004, the Company’s major tobacco subsidiaries entered into a new three year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by the Company and certain of its tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require the Company to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. The Company was in compliance with all financial covenants as of December 31, 2004.

On April 2, 2004, the Company issued $150.0 million of 8% senior notes due 2012. The proceeds were used to redeem the $45.1 million outstanding 7 ¼% convertible subordinated debentures and to retire the $65.2 million 8 7/8% senior notes due 2005. The new notes are guaranteed by the Company’s U.S. tobacco subsidiary on a senior unsecured basis. The indenture governing these senior notes contains certain covenants that, among other things, limit the Company’s ability to (1) pay dividends, (2) incur additional indebtedness, (3) transfer or issue shares of capital stock of subsidiaries to third parties, (4) sell assets, (5) issue preferred stock, (6) incur or assume any liens that secures obligations under any indebtedness on any asset or property, or (7) merge with or into any entity.

STANDARD COMMERCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$302	$24,254	$—	$15,053	$—	$39,609
Receivables	2	17,667	—	214,204	—	231,873
Intercompany receivables	176,492	168,661	—	95,319	(440,472)	—
Inventories	—	81,348	—	186,162	—	267,510
Assets of discontinued operations	—	—	—	123,431	—	123,431
Prepaid expenses	151	309	—	8,369	—	8,829
Marketable securities	1	—	—	1,882	—	1,883

Current assets	176,948	292,239	—	644,420	(440,472)	673,135
Property, plant and equipment	—	44,655	—	116,992	—	161,647
Investment in subsidiaries	246,802	186,820	—	150,063	(583,685)	—
Investment in affiliates	—	—	—	10,181	—	10,181
Other noncurrent assets	18,369	538	—	35,583	—	54,490

Total assets	$442,119	$524,252	$—	$957,239	$(1,024,157)	$899,453

Liabilities
Short-term borrowings	$—	$37,843	$—	$204,221	$—	$242,064
Current portion of long-term debt	—	—	—	19,975	—	19,975
Accounts payable and accrued liabilities	13,645	30,596	—	130,309	—	174,550
Liabilities of discontinued operations	4,063	—	—	42,836	—	46,899
Intercompany accounts payable	72,516	191,875	—	176,081	(440,472)	—
Taxes accrued	(11,909)	2,003	—	14,370	—	4,464

Current liabilities	78,315	262,317	—	587,792	(440,472)	487,952
Long-term debt	150,000	—	—	25,026	—	175,026
Retirement and other benefits	1,219	10,451	—	9,969	—	21,639
Deferred income taxes	(950)	(221)	—	2,644	—	1,473

Total liabilities	228,584	272,547	—	625,431	(440,472)	686,090

Minority interests	—	—	—	2,023	—	2,023

Shareholders’ equity
Common stock	3,272	993	—	138,253	(139,246)	3,272
Additional paid-in capital	112,701	130,860	—	60,564	(191,424)	112,701
Unearned restricted stock plan compensation	(872)	(688)	—	(1,507)	—	(3,067)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	127,242	129,100	—	157,033	(286,133)	127,242
Accumulated other comprehensive loss	(24,558)	(8,560)	—	(24,558)	33,118	(24,558)

Total shareholders’ equity	213,535	251,705	—	329,785	(583,685)	211,340

Total liabilities and equity	$442,119	$524,252	$—	$957,239	$(1,024,157)	$899,453

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third quarter ended December 31, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$60,211	$—	$236,697	$(52,162)	$244,746
Cost of sales:
Materials services and supplies	—	52,291	—	201,596	(52,162)	201,725
Interest	—	123	—	3,109	—	3,232

Gross profit	—	7,797	—	31,992	—	39,789
Selling, general & administrative expenses	3,298	4,508	—	14,897	—	22,703
Other interest expense	3,335	125	—	(260)	—	3,200
Other income (expense) net	2,104	(1,451)	—	(701)	—	(48)

Income (loss) before taxes	(4,529)	1,713	—	16,654	—	13,838
Income tax expense (benefit)	(1,340)	609	—	3,288	—	2,557

Income (loss) after taxes	(3,189)	1,104	—	13,366	—	11,281
Minority interests	—	—	—	(516)	—	(516)
Equity in earnings of affiliates	—	—	—	300	—	300
Equity in earnings of subsidiaries	14,254	13,150	—	—	(27,404)	—

Income (loss) from continuing operations	11,065	14,254	—	13,150	(27,404)	11,065
Discontinued operations	(4,664)	(3,756)	—	(4,514)	8,270	(4,664)

Net income (loss)	6,401	10,498	—	8,636	(19,134)	6,401
Retained earnings at beginning of period	122,043	118,602	—	148,397	(266,999)	122,043
Common stock dividends	(1,202)	—	—	—	—	(1,202)

Retained earnings at end of period	$127,242	$129,100	$—	$157,033	$(286,133)	$127,242

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Sales	$—	$151,071	$—	$730,607	$(231,064)	$650,614
Cost of sales:
Materials services and supplies	—	130,128	—	649,291	(231,064)	548,355
Interest	—	237	—	8,803	—	9,040

Gross profit	—	20,706	—	72,513	—	93,219
Selling, general & administrative expenses	7,972	14,885	—	45,224	—	68,081
Other interest expense	9,653	1,511	—	(1,781)	—	9,383
Other income (expense) net	5,871	(3,629)	—	(1,502)	—	740

Income (loss) before taxes	(11,754)	681	—	27,568	—	16,495
Income tax expense (benefit)	(4,086)	216	—	6,885	—	3,015

Income (loss) after taxes	(7,668)	465	—	20,683	—	13,480
Minority interests	—	—	—	(185)	—	(185)
Equity in earnings of affiliates	—	—	—	700	—	700
Equity in earnings of subsidiaries	21,663	21,198	—	—	(42,861)	—

Income (loss) from continuing operations	13,995	21,663	—	21,198	(42,861)	13,995
Discontinued operations	(32,582)	(28,519)	—	(20,471)	48,990	(32,582)

Net income (loss)	(18,587)	(6,856)	—	727	6,129	(18,587)
Retained earnings at beginning of period	149,428	135,956	—	156,306	(292,262)	149,428
Common stock dividends	(3,599)	—	—	—	—	(3,599)

Retained earnings at end of period	$127,242	$129,100	$—	$157,033	$(286,133)	$127,242

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2004

(In thousands; unaudited)

	Standard Commercial Corporation (Issuer)	Standard Commercial Tobacco Co. Inc. (Guarantor)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Cash provided by (used in) operating activities	$(96,793)	$80,034	$—	$5,458	$—	$(11,301)

Cash flows from investing activities
Property, plant and equipment
—additions	—	(7,046)	—	(16,241)	—	(23,287)
—disposals	—	412	—	481	—	893

Cash used in continuing activities	—	(6,634)	—	(15,760)	—	(22,394)
Cash provided by discontinued activities	—	—	—	12	—	12

Cash used in investing activities	—	(6,634)	—	(15,748)	—	(22,382)

Cash flows from financing activities:
Proceeds from long-term borrowings	145,651	—	—	22,357	—	168,008
Repayment of long-term borrowings	—	—	—	(13,173)	—	(13,173)
Net change in short-term borrowings	—	15,014	—	(9,817)	—	5,197
Dividends received / (paid)	(3,599)	—	—	—	—	(3,599)
Repayment of debt	(45,051)	(66,141)	—	—	—	(111,192)
Other	—	917	—	—	—	917

Cash provided by (used in) financing activities	97,001	(50,210)	—	(633)	—	46,158

Effect of exchange rate changes on cash	—	—	—	(539)	—	(539)

Increase (decrease) in cash for period	208	23,190	—	(11,462)	—	11,936
Cash at beginning of period	94	1,064	—	26,515	—	27,673

Cash at end of period	$302	$24,254	$—	$15,053	$—	$39,609

Interest	$7,052	$3,514	$—	$7,208		$17,774
Income taxes	—	3,318	—	4,172		7,490

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING BALANCE SHEET

December 31, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non- Guarantors)	Eliminations	Total
Assets
Cash	$255	$883	$—	$20,887	$—	$22,025
Receivables	18	26,505	—	151,780	—	178,303
Intercompany receivables	21,414	106,325	—	59,651	(187,390)	—
Inventories	—	69,265	—	172,573	—	241,838
Assets of discontinued operations	—	—	—	177,505	—	177,505
Prepaid expenses	(456)	3,883	—	3,194	—	6,621
Marketable securities	1	—	—	1,178	—	1,179

Current assets	21,232	206,861	—	586,768	(187,390)	627,471
Property, plant and equipment	—	39,996	—	107,708	—	147,704
Investment in subsidiaries	254,458	189,577	—	160,660	(604,695)	—
Investment in affiliates	—	—	—	8,094	—	8,094
Other noncurrent assets	13,590	(1,157)	—	32,643	—	45,076

Total assets	$289,280	$435,277	$—	$895,873	$(792,085)	$828,345

Liabilities
Short-term borrowings	$—	$39,798	$—	$231,777	$—	$271,575
Current portion of long-term debt	—	—	—	8,508	—	8,508
Accounts payable and accrued liabilities	1,540	17,752	—	87,432	—	106,724
Liabilities of discontinued operations	—	—	—	30,302	—	30,302
Intercompany accounts payable	3,436	31,609	—	152,345	(187,390)	—
Taxes accrued	(10,343)	10,349	—	15,161	—	15,167

Current liabilities	(5,367)	99,508	—	525,525	(187,390)	432,276
Long-term debt	—	65,177	—	17,977	—	83,154
Convertible subordinated debentures	45,051	—	—	—	—	45,051
Retirement and other benefits	1,047	9,612	—	4,877	—	15,536
Deferred income taxes	(428)	(1,480)	—	6,224	—	4,316

Total liabilities	40,303	172,817	—	554,603	(187,390)	580,333

Minority interests	—	—	—	2,008	—	2,008

Shareholders’ equity
Common stock	3,251	993	—	148,765	(149,758)	3,251
Additional paid-in capital	111,001	130,860	—	60,564	(191,424)	111,001
Unearned restricted stock plan compensation	(655)	(882)	—	(2,091)	—	(3,628)
Treasury stock at cost	(4,250)	—	—	—	—	(4,250)
Retained earnings	160,194	135,577	—	152,342	(287,919)	160,194
Accumulated other comprehensive loss	(20,564)	(4,088)	—	(20,318)	24,406	(20,564)

Total shareholders’ equity	248,977	262,460	—	339,262	(604,695)	246,004

Total liabilities and equity	$289,280	$435,277	$—	$895,873	$(792,085)	$828,345

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Third quarter ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non - Guarantors)	Eliminations	Total
Sales	$—	$69,510	$—	$151,102	$(36,344)	$184,268
Cost of sales:
Materials services and supplies	—	57,974	—	131,017	(36,344)	152,647
Interest	—	583	—	2,497	—	3,080

Gross profit	—	10,953	—	17,588	—	28,541
Selling, general & administrative expenses	(5,732)	11,632	—	13,000	—	18,900
Other interest expense	544	1,110	—	(1,073)	—	581
Other income (expense) net	(169)	1,083	—	319	—	1,233

Income (loss) before taxes	5,019	(706)	—	5,980	—	10,293
Income tax expense (benefit)	1,907	(307)	—	1,679	—	3,279

Income (loss) after taxes	3,112	(399)	—	4,301	—	7,014
Minority interests	—	—	—	(192)	—	(192)
Equity in earnings of affiliates	—	—	—	105	—	105
Equity in earnings of subsidiaries	3,815	4,214	—	—	(8,029)	—

Income from continuing operations	6,927	3,815	—	4,214	(8,029)	6,927
Discontinued operations	(3,296)	2,884	—	2,884	(5,768)	(3,296)

Net income (loss)	3,631	6,699	—	7,098	(13,797)	3,631
Retained earnings at beginning of period	157,755	128,878	—	145,244	(274,122)	157,755
Common stock dividends	(1,192)	—	—	—	—	(1,192)

Retained earnings at end of period	$160,194	$135,577	$—	$152,342	$(287,919)	$160,194

STANDARD COMMERCIAL CORPORATION

SUPPLEMENTAL COMBINING STATEMENT OF INCOME AND RETAINED EARNINGS

Nine months ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non - Guarantors)	Eliminations	Total
Sales	$—	$153,454	$—	$534,774	$(151,616)	$536,612
Cost of sales:
Materials services and supplies	—	127,300	—	456,761	(151,616)	432,445
Interest	—	969	—	6,957	—	7,926

Gross profit	—	25,185	—	71,056	—	96,241
Selling, general & administrative expenses	(2,757)	18,350	—	40,618	—	56,211
Other interest expense	2,431	3,708	—	(3,229)	—	2,910
Other income (expense) net	(350)	3,544	—	(964)	—	2,230

Income (loss) before taxes	(24)	6,671	—	32,703	—	39,350
Income tax expense (benefit)	(9)	2,496	—	9,981	—	12,468

Income (loss) after taxes	(15)	4,175	—	22,722	—	26,882
Minority interests	—	—	—	(53)	—	(53)
Equity in earnings of affiliates	—	—	—	672	—	672
Equity in earnings of subsidiaries	27,516	23,341	—	—	(50,857)	—

Income from continuing operations	27,501	27,516	—	23,341	(50,857)	27,501
Discontinued operations	(31,567)	(7,934)	16,551	(7,934)	(683)	(31,567)

Net income (loss)	(4,066)	19,582	16,551	15,407	(51,540)	(4,066)
Retained earnings at beginning of period	167,495	123,495	(16,551)	136,935	(243,879)	167,495
Common stock dividends	(3,235)	(7,500)	—	—	7,500	(3,235)

Retained earnings at end of period	$160,194	$135,577	$—	$152,342	$(287,919)	$160,194

SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS

Nine months ended December 31, 2003

(In thousands; unaudited)

	Standard Commercial Corporation (Guarantor)	Standard Commercial Tobacco Co. Inc. (Issuer)	Standard Wool Inc. (Non- Guarantor)	Other Subsidiaries (Non - Guarantors)	Eliminations	Total
Cash used in operating activities	$(4,211)	$(2,597)	$—	$(65,412)	$—	$(72,220)

Cash flows from investing activities
Property, plant and equipment
—additions	—	(7,504)	—	(15,933)	—	(23,437)
—disposals	—	—	—	179	—	179

Cash used in continuing activities	—	(7,504)	—	(15,754)	—	(23,258)
Cash used in discontinued activities	—	—	—	(2,735)	—	(2,735)

Cash used in investing activities	—	(7,504)	—	(18,489)	—	(25,993)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	—	13,596	—	13,596
Repayment of long-term borrowings	—	—	—	(6,961)	—	(6,961)
Net change in short-term borrowings	—	18,021	—	71,451	—	89,472
Dividends received / (paid)	4,265	(7,500)	—	—	—	(3,235)
Other	147	—	—	—	—	147

Cash provided by financing activities	4,412	10,521	—	78,086	—	93,019

Effect of exchange rate changes on cash	—	—	—	650	—	650

Increase (decrease) in cash for period	201	420	—	(5,165)	—	(4,544)
Cash at beginning of period	54	463	—	26,052	—	26,569

Cash at end of period	$255	$883	$—	$20,887	$—	$22,025

Interest	$1,615	$3,318	$—	$6,043		$10,976
Income taxes	1,180	—	—	6,706		7,886

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary

On a global basis, supply and demand for flue-cured tobacco remained relatively balanced as a large crop in Brazil has offset smaller crops in Zimbabwe and the United States. There was a slight oversupply in burley due to the large crops in Malawi and Brazil and a balanced position of oriental styles. Inventory balances at December 31, 2004 were $25.7 million higher than the December 31, 2003 level. The level of inventory fluctuates based on customer shipment schedules and availability of shipping containers. The increase also reflects the additions to inventory that result from new operations that are becoming fully operational such as our new growing projects in Africa.

The U.S. Dollar remained weak. While most of the sales are denominated in dollars, local country operating costs, including the purchasing and processing costs for tobaccos, are incurred in local currency. This has increased the costs of tobaccos in certain areas from the prior year that are currently being sold.

During the nine months ended December 31, 2004, we issued $150 million of 8% senior notes due 2012, redeemed $45.1 million of 7 1/4% convertible debentures and retired $65.2 million of 8 7/8% senior notes due 2005. Early in April 2004, our major tobacco subsidiaries entered into a new $150 million three-year unsecured revolving facility.

On November 7, 2004, we and DIMON Incorporated, a Virginia corporation, entered into an Agreement and Plan of Reorganization which is subject to shareholder approval. Under the terms of the agreement, the common shareholders of our company will be entitled to receive three shares of DIMON common stock in exchange for each share of our common stock. The transaction is intended to be treated as a “reorganization” for U.S. federal income tax purposes.

Consolidated Results of Operations

Comparison of the Quarter ended December 31, 2004 to the Quarter ended December 31, 2003

	Third quarter ended December 31		Increase / (Decrease)
	(in thousands)
	2004	2003
Sales	$244,746	$184,268	$60,478
Gross profit	39,789	28,541	11,248
Selling, general and administrative expenses	22,703	18,900	3,803
Interest expense	3,200	581	2,619
Income tax benefit (expense)	(2,557)	(3,279)	(722)
Income (loss) from continuing operations	11,065	6,927	4,138
Loss from discontinued operations	(4,664)	(3,296)	(1,368)
Net income (loss)	6,401	3,631	2,770

Sales. Sales for the three months ended December 31, 2004 increased by 32.8% to $244.7 million from $184.3 million in the prior year period. The volume of tobacco sold during the current quarter increased by 27.4% over the prior year quarter. This was mainly due to increased shipments from Brazil, Thailand, Turkey and Argentina. Shipments from Zimbabwe and the USA were lower during the quarter primarily due to smaller crops and lower shipments from Malawi were due to a shortage of shipping containers. In addition, we exited the Greek and Honduran markets during the prior year quarter.

Gross Profit. Gross profit for the quarter ended December 31, 2004 was $39.8 million versus $28.5 million in the prior year period. Gross margins as a percentage of sales increased from 15.5% to 16.3% primarily due to increases in Malawi, Thailand, India, Indonesia, Turkey and Brazil. These increases were partially offset by decreases of margins in China, USA and Argentina.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling, General and Administrative Expenses. SG&A expenses for the quarter were higher by $3.8 million. This was due to an increase in legal and professional expenses of $2.0 million, relating to the proposed merger with Dimon Incorporated and to Sarbanes-Oxley expenses, compensation of $0.8 million, insurance of $0.6 million and communication costs and rent expenses of $0.4 million.

Interest Expense. Interest expense for the current quarter was higher by $2.6 million due to both increased average borrowings and higher average rates.

Income taxes. Income tax expense as a percentage of pretax income can vary due to differences in the projected levels of pre-tax income for the year in tax jurisdictions with higher or lower tax rates and adjustments due to the resolution of reviews of certain taxing authorities. We favorably resolved certain outstanding items with certain tax authorities which resulted in an effective tax rate for the quarter of 18.5%. The effective tax rate for the prior year quarter was 31.9%.

Income from Continuing Operations. Income from continuing operations was $11.1 million for the current quarter versus $6.9 million in the prior year quarter.

Loss from Discontinued Operations. The tobacco operating loss for the three months ended December 31, 2004 was $3.7 million versus $0.5 million in the prior year quarter. The wool operating loss for the quarter was $0.9 million versus $2.8 million in the prior year period. The basic loss per share for the discontinued operations for the quarter was $0.34 versus $0.24 as the prior year period.

Net Income. The consolidated net income for the quarter was $6.4 million versus $3.6 million in the prior year period.

Comparison of the Nine Months ended December 31, 2004 to the Nine Months ended December 31, 2003

	Nine months ended December 31		Increase / (Decrease)
	(in thousands)
	2004	2003
Sales	$650,614	$536,612	$114,002
Gross profit	93,219	96,241	(3,022)
Selling, general and administrative expenses	68,081	56,211	11,870
Interest expense	9,383	2,910	6,473
Income tax benefit (expense)	(3,015)	(12,468)	(9,453)
Income (loss) from continuing operations	13,995	27,501	(13,506)
Loss from discontinued operations	(32,582)	(31,567)	(1,015)
Net income (loss)	(18,587)	(4,066)	(14,521)

Sales. Sales for the nine months ended December 31, 2004 increased by 21.2% to $650.6 million from $536.6 million in the prior year period. The volume of tobacco sold during the current nine months increased by 17.3% over the prior year period. This was mainly due to increased shipments from Brazil, India, Thailand, Russia, Turkey and Spain. Shipments from Kenya, Congo and Argentina were lower during the current nine months due to delayed customer delivery schedules. Shipments from Zimbabwe and the USA were lower primarily due to smaller crops. Lower shipments from Malawi were due to a shortage of containers. As previously stated, we exited Greece and Honduras in the prior year.

Gross Profit. Gross profit for the nine months ended December 31, 2004 was $93.2 million versus $96.2 million in the prior year period. Gross margins were down from 17.9% to 14.3% primarily due to higher tobacco and operating costs in Kenya, Zimbabwe, China, India, Thailand, Turkey, USA, Argentina and Brazil. These decreases in percentages are offset by increases in Indonesia and Malawi.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling, General and Administrative Expenses. SG&A expenses for the current nine months were higher by $11.9 million. This was mainly due to a charge of $2.4 million accrued for fines relating to the European Commission investigation in Spain, increase in legal and professional expenses of $3.5 million, relating to the European Commission investigation in Spain, Sarbanes-Oxley and expenses related to the proposed merger with Dimon Incorporated, increases in compensation of $5.4 million, higher communication costs and rental expense of $1.2 million and other normal inflationary increases.

Interest Expense. Interest expense for the current nine months was higher by $6.5 million due to both increased average borrowings and higher interest rates, as well as payment of $1.0 million for the May 2004 early retirement of the 8 7/8% senior notes.

Income taxes. Income tax expense as a percentage of pretax income can vary due to differences in the projected levels of pre-tax income for the year in tax jurisdictions with higher or lower tax rates and adjustments due to the resolution of reviews of certain taxing authorities. We favorably resolved certain outstanding items with certain tax authorities which resulted in an effective tax rate for the nine months of 18.3%. The effective tax rate for the prior year nine months was 31.7%.

Income from Continuing Operations. For the current nine months income from continuing operations was $14.0 million versus $27.5 million in the prior year period.

Loss from Discontinued Operations. The operating loss for the discontinued tobacco operation for the nine months ended December 31, 2004 was $13.7 million versus a profit of $2.1 million in the prior year period. The charge recorded in the current nine months for the discontinued tobacco operation was $14.8 million. No tax benefit on the losses to discontinue the Italian operation was recorded due to the uncertainty of our ability to ultimately receive a tax benefit. The wool operating loss for the current nine months was $4.1 million versus $7.0 million in the prior year period. The charge recorded in the prior year period to discontinue the wool operation was $26.6 million. The basic loss per share for the discontinued operations for the current nine months was $2.38 versus $2.32 in the prior year period.

Net Loss. The consolidated net loss for the current nine months was $18.6 million versus a loss of $4.1 million in the prior year period.

Because of the seasonal nature of the Company’s business, results for interim periods are not necessarily indicative of business trends or results to be expected for the full year.

Discontinued operations

Tobacco Operation

During the second quarter of the current fiscal year, we decided to discontinue our tobacco processing operations in Italy due to the leaf tobacco market conditions and the continuing strengthening of Euro currency, which have had significant adverse impact on our results. As a result of this decision, we have accounted for the Italian tobacco operation as a discontinued operation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The assets and associated liabilities have been reclassified as for sale in the accompanying consolidated balance sheet. We ceased processing tobacco and notified the Italian authorities in accordance with Italian law. We also reached a termination agreement with a majority of our employees. The facility is expected to be sold before the end of the second quarter of fiscal 2006. The Italian operation is expected to incur additional operating losses until final disposition.

The Italian trading loss for the quarter and nine months ended December 31, 2004, excluding the loss to discontinue the operation, was $3.7 million and $13.7 million respectively versus a loss of $0.5 million and income of $2.1 million in the prior year periods.

The write-down of long-lived assets recorded in the nine months ended December 31, 2004 to discontinue the operation was $10.7 million. The fair value of the buildings was based on external appraisals and is the difference between the carrying value of the net assets and their fair value, less estimated selling costs. The fair value of the equipment and other assets has been determined based on negotiations with prospective

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

purchasers and comparison with other industry transactions. In addition, we incurred and recorded costs of $4.1 million during the nine months ended December 31, 2004. No tax benefit on the losses to discontinue the Italian operation was recorded due to the uncertainty of our ability to ultimately receive a tax benefit.

Wool Operations

During the second quarter of fiscal 2004, we decided to focus on our core tobacco operations and close all our wool operations which were located in the UK, Chile, France, Germany and Australia. As a result of this decision to dispose of these operations, they have been classified as held for sale, under SFAS No. 144, in the accompanying consolidated balance sheets. The unit in Australia was sold in fiscal 2004. The operations of the processing mill in France were shutdown in April 2004. The operations in the UK and Chile were sold in January 2005. The remaining French assets, along with the remaining trading operations in France and Germany, are the subjects of separate sales negotiations. These negotiations were expected to be finalized by September 30, 2004; however, as a result of delays caused by governmental intervention in France, the sale or termination of the remaining units is expected to be substantially complete by March 31, 2005.

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

We have accounted for the sale of the wool units as discontinued operations, in accordance with the provisions of SFAS No. 144. The results for all periods presented are included in our consolidated financial statements as discontinued operations. As noted above, because the existing debt of the wool units is guaranteed by us, we have not included any such debt in liabilities of discontinued operations.

The wool operating loss, which primarily relates to overheads incurred, for the quarter and nine months ended December 31, 2004 was $0.9 and $4.1 million respectively versus $2.8 and $7.0 million in the prior year periods. The estimated loss to discontinue wool operations of $26.6 million was recorded during the nine months ended December 31, 2003.

Liquidity and Capital Resources

The following table is a summary of items from our consolidated balance sheet and our statement of consolidated cash flows at the dates or for the periods presented (in thousands, except for current ratio).

	December 31		March 31 2004
	2004	2003
	(unaudited)	(unaudited)
Cash and cash equivalents	$39,609	$22,025	$27,673
Receivables	231,873	178,303	182,317
Inventories	267,510	241,838	241,330
Total current assets	673,135	627,471	636,059
Working capital	185,183	195,195	184,513
Short-term borrowings	242,064	271,575	253,847
Accounts payable and accrued liabilities	174,550	106,724	132,233
Total current liabilities	487,952	432,276	451,546
Current ratio	1.38:1	1.45:1	1.41:1
Total long-term debt	175,026	128,205	136,865
Shareholders’ equity	211,340	246,004	229,064
Capital expenditures	23,287	23,437	16,800
Depreciation and amortization expense	15,351	12,158	32,742

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Working capital at December 31, 2004 was $185.2 million, down from the $195.2 million at December 31, 2003. The net contributions from financing activity of $46.2 million was partially offset by $22.4 million used for investing activity.

Cash used in operating activities at December 31, 2004 totaled $11.3 million, primarily due to increases in inventory of $23.7 million and $51.7 million in receivables. This was offset by the increase in current liabilities of $35.0 million and net cash provided by discontinued operations of $7.1 million. The increase in the value of inventories was largely due to larger growing projects and shipping delays in Africa. We continue to monitor our inventories, which fluctuate depending on seasonal factors and timing of deliveries to customers.

Cash used in investing activities of $22.4 million at December 31, 2004 related to capital expenditures in our facilities in the U.S., Turkey, Brazil, Indonesia and Malawi.

The increase in cash and cash equivalents was largely due to timing of receipt of cash from customers against the timing of maturities of short-term borrowings.

Financing Arrangements. We incur short-term debt to finance our seasonal working capital needs, which typically peak in the third quarter, under secured lines of credit with several banks.

On April 2, 2004, our major tobacco subsidiaries entered into a new three-year unsecured revolving bank facility to replace the existing revolving bank credit facility. The new facility provides for borrowings of $150.0 million for working capital and other general corporate purposes, and the interest rate on borrowings under the facility is variable. The rate is currently LIBOR plus 2.0%. The borrowings under the facility are guaranteed by us and certain of our tobacco subsidiaries. The new facility includes certain financial covenants that, among other things, require us to maintain tangible net worth, current ratio, interest cover ratio and also includes certain borrowing base restrictions. We were in compliance with all financial covenants as of December 31, 2004.

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

Debt agreements to which our subsidiaries and we are parties contain financial covenants, which could restrict the payment of cash dividends. Under the most restrictive covenant, we had approximately $23.4 million of retained earnings available for distribution as dividends at December 31, 2004.

We continue to guarantee the debts of the discontinued Italian tobacco operation and wool units up to their actual disposition and accordingly have not included the debts of these operations in the liabilities of discontinued operations. At December 31, 2004, this amounted to $12.1 million. We believe that the disposition of the Italian tobacco operation and wool units will not have a material impact on our overall liquidity needs.

A growing trend that has developed as a response to the market disruptions in Zimbabwe is the development of new growing projects in Zambia and Mozambique, and to some extent Malawi. These new growing projects generally involve growers with small individual farms rather than large commercial farms such as existed in Zimbabwe. As a result, we may need to provide additional pre-financing to these small individual farms to develop these new crops, which could increase the pressure on our short-term liquidity resources.

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

Contractual Obligations

We have tobacco purchase obligations that result from contracts with growers to buy either specified quantities of tobacco or the grower’s total tobacco production. This is a normal and routine practice in our industry in some areas, notably Brazil and Turkey. At December 31, 2004, we had contractual obligations with tobacco growers to purchase tobacco for approximately $207 million. Payments due under these obligations within a year total $161 million and the remaining payments are due between one and three years.

Forward-Looking Statements

Statements in this report that are not purely statements of historical fact may be deemed to be forward-looking. Readers are cautioned that any such forward-looking statements are based upon management’s current knowledge and assumptions, and actual results could be affected in a material way by many factors, including ones over which we have little or no control. These include changes in timing of shipments, weather, demand for and supply of leaf tobacco and wool, tobacco litigation or legislation, changes in accounting regulations, customer consolidations, changes in general economic conditions, political risks and changes in government regulations or pricing or payment policies. Additional information regarding these factors is contained in our other Securities and Exchange Commission filings, copies of which are available upon request from us. We assume no obligation to update any of these forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 2001, the Directorate General—Competition of the European Commission, or DG Comp, began conducting an administrative investigation of certain selling and buying practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy and Greece. We, through our local subsidiaries, cooperated fully with the investigation and discovered and voluntarily disclosed information which tended to establish that a number of leaf dealers, including our subsidiaries, jointly agreed with respect to green tobacco prices and purchase quantities. In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on 20 entities within the Spanish leaf tobacco industry, including our company and three of our subsidiaries, a Statement of Objections alleging certain infringements of the antitrust laws of the European Union. On October 20, 2004, the European Commission announced that as a result of its Spanish investigation it had imposed on us, our Spanish subsidiary and two other of our subsidiaries, a fine of Euros 1,822,500. A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against us, totaled Euros 20,000,000. We, along with our Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain. We accrued a charge for the full amount of the fine in the quarter ended September 30, 2004.

On March 1, 2004, the DG Comp served a Statement of Objections on 11 entities within the Italian leaf tobacco industry, including our company and one of our subsidiaries. We responded to the Statement and have cooperated in the investigations. Through the Statement, DG Comp intends to impose, where appropriate and probably in 2005, administrative penalties on the entities it determines have infringed the EC Competition law. We expect to be assessed penalties in the Italian case and expect that the penalties could be material to our earnings, but believe that there may be mitigating circumstances in the investigation, including our cooperation with the DG Comp. We are unable to assess the amount of any penalties which might be imposed.

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

STANDARD COMMERCIAL CORPORATION
Date: February 8, 2005	(Registrant)

	By:	/s/ Robert E. Harrison
Robert E. Harrison
President and Chief Executive Officer

	By:	/s/ Robert A. Sheets
Robert A. Sheets
Executive Vice President and Chief Financial Officer